Form 10-K405
period 1995-12-31
PHARMACIA & UPJOHN INC
filed 1996-04-01
CIK 949573

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

       X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---  SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1995

                                       OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
           For the transition period from____________to__________

                         Commission file number 1-11557

                            PHARMACIA & UPJOHN, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                                    98-0155411
                --------                                    ----------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                    Identification No.)

        Knyvett House, The Causeway, Staines, Middlesex TW18 3BA England
              (Address of principal executive offices) (Zip Code)

        Registrant's telephone number,
           including area code                                  44 181 956 0043

        Securities registered pursuant to Section 12(b) of the Act:

    Common Stock (par value $.01)                 New York Stock Exchange
         (Title of class)            (Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X       No
                                   ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [X]

The registrant estimates the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the NYSE--Composite Transactions closing price on January 31, 1996 as reported in The Wall Street Journal and treating all executive officers and directors of the Company and all beneficial owners of 5% or more of the Registrant's voting stock as affiliates) was approximately $21,051,180,622.

The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 1996 is 507,256,263 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Proxy Statement are incorporated into Parts III and IV of this report.

                                     PART I

ITEM 1.  BUSINESS

         Pharmacia & Upjohn, Inc., ("P&U") was incorporated under the laws of the State of Delaware in 1995 for the purpose of facilitating the combination (the "Combination") of The Upjohn Company ("Upjohn") and Pharmacia Aktiebolag ("Pharmacia"). Upjohn is a wholly owned subsidiary of P&U, and P&U owns approximately 99% of Pharmacia. P&U conducts global corporate management operations through a subsidiary in Staines, Middlesex, England, and has regional headquarters in Stockholm, Sweden, Milan, Italy and Kalamazoo, Michigan. As a result of the Combination, P&U is among the largest pharmaceutical companies in the world.

         The Combination occurred pursuant to the Combination Agreement
(the "Combination Agreement"), dated as of August 20, 1995, among Pharmacia, Upjohn, P&U and Pharmacia & Upjohn Subsidiary, Inc., a Delaware corporation wholly owned by P&U into which Upjohn merged. Outstanding Pharmacia shares were exchanged for shares of P&U pursuant to an Exchange Offer whereby Pharmacia became a direct subsidiary of P&U. The remaining Pharmacia shares will be acquired by P&U later this year pursuant to a compulsory acquisition process under Swedish law.

         The Combination has been accounted for as a pooling of interests. Accordingly, all prior-year data have been combined as if the companies had been merged during all periods reported. P&U reports its operations as a single industry segment - pharmaceutical products. In addition to prescription pharmaceutical products, P&U's businesses include consumer and animal health pharmaceuticals, diagnostic systems, biotechnological products and pharmaceutical chemical and contract manufacturing.

         Capitalized terms marked by an asterisk are trademarks of P&U or its subsidiaries. DOXIDAN and SURFAK, trademarks of Hoechst-Roussel
Pharmaceuticals Inc., are included in this report. HEMOPURE, a trademark of Biopure Corporation, is inlcuded in this report. LUVOX, a trademark of Solvay Duphar B.V. is included in this report. OGEN, a trademark of Abbott Laboratories is included in this report.

                                    BUSINESS

GENERAL

         P&U directly or through its subsidiaries (the "Company") manufactures and sells its prescription pharmaceuticals in many countries worldwide. The Company's principal markets are the United States, Western Europe, Japan, the Pacific Region, Latin America, the Middle East and Canada. Smaller markets are in Eastern Europe, Russia, India, China and South America.

         The Company manufactures and markets a broad line of prescription drugs, primarily central nervous system agents, growth hormones, nonsteroidal anti-inflammatory and analgesic agents, anticarcinogen agents, antibiotics, steroids, contraceptives, oral antidiabetes agents, female and reproductive health products, products to aid smoking cessation and a hair growth product. Many of these products are concentrated in medical areas with clearly defined patient groups, in which purchasing decisions are made by a relatively limited number of specialist doctors and hospital purchasing groups to whom the Company markets with focused sales teams. These are principally products which were developed or invented in its laboratories or for which licenses to make, use and sell such products have been obtained from others.

         The Company also manufactures for distribution to the general public certain nonprescription drugs and manufactures pharmaceutical chemicals and intermediates for use in its own products and for sales to specialist doctors, hospital purchasing groups, general practitioners, industry and academia. In addition, the Company researches, develops, manufactures and markets pharmaceutical and vaccine products for both food and companion animals for sale to veterinarians, feed manufacturers and livestock producers. Further, the Company markets specialty products in hospital care, diagnostics and biotechnology equipment and other products.


PRESCRIPTION PHARMACEUTICALS

         The Company researches, develops, manufactures and markets high-value human pharmaceutical products to health care providers worldwide.

         Principal Products

                 Central Nervous System Disorder Products. The Company produces three major drugs for Central Nervous System ("CNS") disorders, XANAX*, HALCION* and SERMION*. XANAX Tablets, containing alprazolam, are used for symptomatic relief of anxiety with and without depressive symptoms and for the treatment of panic disorder. The U.S. compound patent for XANAX expired in late 1993, resulting in intense generic competition that caused a significant decline in sales of XANAX, which was partially offset by the Company's sales of generic alprazolam. The use patent for the panic disorder indication for XANAX expires in 2002. HALCION Tablets, containing triazolam, are a hypnotic agent for the treatment of insomnia. The U.S. compound patent on HALCION also expired in late 1993, resulting in generic competition that reduced sales of the product. SERMION, launched in the 1960s, is used primarily to treat cognitive and behavioral disorders related to senile dementia. SERMION has no patent protection and competes with peripheral vasodilators and nootropics.

                 The Company launched DOSTINEX* (cabergoline) in Europe and Australia in 1995 as a lactation inhibitor (to stop the secretion of breast milk).

                 Oral Antidiabetes Agents. The Company's major oral antidiabetes agents are MICRONASE* Tablets, containing glyburide, and GLYNASE* PresTab Tablets, also containing glyburide, for the treatment of non-insulin-dependent diabetes.

                 Anti-Inflammatory Agents. The Company markets ANSAID* Tablets, a nonsteroidal anti-inflammatory product containing flurbiprofen, for treatment of osteoarthritis and rheumatoid arthritis, and MOTRIN* Tablets, a nonsteroidal anti-inflammatory product containing ibuprofen, used in the treatment of rheumatoid arthritis and osteoarthritis and as a general analgesic for mild to moderate pain, including dysmenorrhea. Neither product is subject to significant patent protection.

                 Antibiotic Products. The Company and its subsidiaries provide a broad line of antibiotic products including CLEOCIN* and LINCOCIN* products. CLEOCIN PHOSPHATE* is an injectable form of clindamycin that is used in the treatment of certain life-threatening anaerobic infections. CLEOCIN T* is a topical formulation for treatment of acne. CLEOCIN VAGINAL CREAM* is used to treat bacterial vaginosis. LINCOCIN is used in the treatment of serious infections caused by many strains of gram-positive bacteria. The Company has exclusive U.S. marketing rights to VANTIN* Tablets and Oral Suspension, an advanced cephalosporin antibiotic, under patents licensed from Sankyo Company, Ltd., which rights will become semi-exclusive in 1997. The Company also markets ZEFAZONE* Sterile Powder, another cephalosporin antibiotic, under license from Sankyo.

                 Steroid Hormone Products. The Company markets several steroid hormones having a variety of uses, including the treatment of allergic reactions, inflammation, asthma and certain hormone deficiencies. The most important synthetic hormone is PROVERA* Tablets, which is a female sex hormone replacement agent. The Company produces various forms of chemical modifications of hormones, under the trademark MEDROL*, which is used to treat a number of inflammatory and allergic conditions. SOLU-CORTEF* Sterile Powder and SOLU-MEDROL* Sterile Powder are injectable corticosteroid products. The Company also markets DEPO-PROVERA* Contraceptive Injection, which lost marketing exclusivity in the U.S. in late 1995, and OGEN Tablets and Vaginal Cream, an estrogen replacement product, licensed from Abbott Laboratories.

                 Prostaglandin Products. The Company also markets certain prostaglandin products, including PROSTIN E2* Vaginal Suppository, which is generally used for pregnancy disorders, and PROSTIN VR PEDIATRIC* Sterile Solution, for cardiovascular use. PREPIDIL* Gel, used for cervical ripening, is protected by U.S. patents until 2003.

                 Peptide Hormones. The Company's primary product in the area of growth hormones and growth factors is GENOTROPIN*, a recombinant human growth hormone identical to the body's own hormone, which was recently launched in the U.S. GENOTROPIN was developed by Pharmacia after initial molecular biological development by Genentech, Inc. ("Genentech"). GENOTROPIN, which promotes longitudinal bone growth, is used for the treatment of children of short stature whose condition is due to insufficient growth hormone secretion or to Turner's syndrome, an inherited chromosomal defect in girls. GENOTROPIN has also been approved to treat adults who have growth hormone deficiency.

                 Lawsuits have been filed against the Company in the United States, Japan and Sweden alleging that the manufacturing of GENOTROPIN infringes third party patent rights. At this preliminary stage of the proceedings, the outcome of the actions cannot be determined.

                 Pursuant to an agreement, entered into prior to the Combination, between Pharmacia and Genentech, Genentech had exclusive marketing rights for its comparable growth hormone product in the United States and Canada, while Pharmacia had exclusive marketing rights for GENEOTROPIN in the rest of the world. In November 1995, the mutually exclusive marketing periods ended, however, to date, this has not caused a material negative impact on the Company's sales of GENOTROPIN.

                 Plasma Products. The Company manufactures pharmaceuticals from blood plasma for use in three main areas: the treatment of hemophilia, immunology (primarily as protection against infection) and intensive care. The Company's largest selling plasma product is A TENATIV*, which is used for preventing blood clots and treating coagulation disturbances. Other plasma products include OCTONATIV-M, a coagulation factor VIII product used for treating hemophilia A, and ALBUMIN, which is used as a plasma expander in intensive care. The Company has announced its intention to sell this business.

                 Antithrombosis. In the antithrombosis area, the Company focuses on products for the prevention and treatment of thrombosis (blood clots) and acute myocardial infarction. FRAGMIN*, the Company's principal cardiovascular product, is a low molecular weight heparin for the prevention of thrombosis in connection with surgery, during hemodialysis (the removal of waste substances by circulating blood through a dialyzer that functions as an artificial kidney) and in the treatment of acute deep vein thrombosis. The Company recently launched FRAGMIN in the U.S. and is currently seeking to increase the number of countries where FRAGMIN is approved for sale.

                 Ophthalmics. HEALON*, the Company's principal ophthalmics product, is a viscoelastic substance which includes sodium hyaluronate and is used primarily in cataract surgery to facilitate the implantation of plastic intraocular lenses ("IOLs") without injuring the sensitive cells lining the cornea and functions as a soft surgical instrument. The Company markets HEALON directly to ophthalmologists in Europe, the United States and Japan and through independent distributors in certain other countries. The Company believes that HEALON is the global market leader of viscoelastic products used in ophthalmic surgery. The U.S. patent for HEALON expires in 1996 and may adversely effect sales of HEALON.

                 The Company also produces IOLs made of PMMA
(polymethylmethacrylate), which are surgically implanted in the eye to replace the natural lens when it becomes cloudy and partly opaque because of cataracts. The customer groups for HEALON and IOLs are the same. Competition in the IOL market is intense, causing pressure on prices and a slight decline in the Company's sales volume and market share.

                 Inflammatory Bowel Diseases/Rheumatoid Arthritis. Within the autoimmunity field, the Company focuses on treatments for inflammatory bowel diseases ("IBD"), including ulcerative colitis, Crohn's disease, and rheumatoid arthritis. SALAZOPYRIN* (sulfasalazin), introduced in 1941, is widely used in the treatment of IBD. SALAZOPYRIN is marketed by the Company in Europe and the United States and through independent distributors in Japan and over 30 other countries, primarily to gastroenterologists and colo-rectal surgeons. SALAZOPYRIN has had no patent protection since the 1960s and is subject to competition from other products and therapies, as well as to some generic competition.

                 In 1985, Pharmacia introduced SALAZOPYRIN in the form of SALAZOPYRIN EN-tabs for the treatment of rheumatoid arthritis. SALAZOPYRIN EN-tabs are marketed by the Company in Europe, primarily to rheumatologists. The Company has applied for approval to market SALAZOPYRIN EN-tabs in Japan and the United States.

                 The development by Pharmacia of DIPENTUM*, another product for the treatment of persons with IBD, with fewer observed side effects than SALAZOPYRIN, was based on experience gained from SALAZOPYRIN. DIPENTUM was launched in 1988. It is currently marketed by the Company in the United States (only for maintenance treatment of remission in patients intolerant to sulfasalazin) and Europe and through independent distributors in five other countries. Although DIPENTUM has patent protection in the countries in which it is marketed, it competes with other products.

                 Urology/Gynecology. In the second half of 1993, Pharmacia introduced ESTRING*, a product designed to reduce estrogen deficiency in women through low dose substitution. The product is currently marketed to gynecologists in Sweden, Finland and Denmark, and in the United Kingdom. ESTRING, a local hormone replacement therapy for post-menopausal women, is a soft intravaginal plastic ring that secretes a low dose of natural estrogen over a period of three months. The product competes with ointments which are intended for local daily application. The Company has submitted applications to have ESTRING approved throughout Europe as well as in the United States, Canada and Australia. An application is being prepared in Japan as well.

                 In the area of bleeding control, Pharmacia has marketed CYKLOKAPRON*, primarily in Europe, for over 25 years for the treatment of menorrhagia (abnormally excessive menstruation).

                 The Company's products for urinary incontinence are DRIDASE/DITROPAN* and CETIPRIN NOVUM*, and it has an additional new compound in the area of urinary incontinence, tolterodine, in Phase III clinical trials.

                 Oncology/Immunology. The Company is one of the world's leading producers of anticancer drugs. Its most important products in the oncology area are FARMORUBICIN* and ADRIAMYCIN*. Each of these products is used in the treatment of breast cancer as well as other solid tumors and both are among the world's most frequently prescribed anticancer drugs. ADRIAMYCIN was the Company's first anthracycline preparation. The related patent expired in 1990. Subsequent research efforts to reduce the toxicity and increase the efficacy of ADRIAMYCIN led to the development of FARMORUBICIN, a second generation anthracycline antibiotic used primarily to treat solid tumors (primarily breast and bladder cancer) and lymphomas. Although a number of product patents relating to FARMORUBICIN expire in mid-to-late 1990s, patents on the best-selling formulation of FARMORUBICIN do not expire until after the year 2000.

                 The Company also produces ZAVEDOS*/IDAMYCIN (idarubicin), an anthracycline used to treat acute leukemia that can be administered both intravenously and orally, as well as ESTRACYT*, which is used for the treatment of advanced prostrate cancer. Based on clinical tests to date, ZAVEDOS is superior to standard therapy in extending the survival of certain patients who suffer from acute myeloblastic leukemia. Although a number of product patents relating to ZAVEDOS expire in the mid-to-late 1990s, patents on what the Company believes to be its most valuable commercial formulations of ZAVEDOS do not expire until 2002. ESTRACYT has no patent protection and is subject to competition from other products and therapies. Following approval in May 1995, ZINECARD was launched in the United States and Canada. ZINECARD* is a new preparation for reducing cardiac side-effects in women with metastatic breast cancer who are undergoing treatment with doxorubicin (ADRIAMYCIN).

                 In 1993, Pharmacia launched a new product, MYCOBUTIN*, for the prevention of Mycobacterium Avium Complex ("MAC"), a fatal bacterial infection that is one of the most common causes of death for HIV-positive individuals and people with AIDS. MYCOBUTIN is marketed to specialists in infectious diseases and to internists. The relevant patent rights in the United States have recently been extended until 1999. Such patent rights expire in Europe in 2001.

                 Circulation/Pain/Generics. The Company has a number of products aimed at the outpatient prescription market primarily in the Nordic area that are focused on hypertension, angina pectoris (strain of the heart muscle resulting from decreased blood supply) and pain control. The largest selling products in 1994 were CARDIZEM for the treatment of hypertension and angina pectoris and DOLCONTIN/CONTA-LGIN/MS CONTIN for controlling chronic pain, each of which is inlicensed. Other products in the area of circulatory diseases are MONOKET OD and SORBANGIL for antianginal therapy.

                 Hospital Care. The nutrition therapeutic area comprises a number of products for intravenous nutrition, including products that meet the body's nutritional needs for fat amino acid solutions, vitamin and trace elements. The Company's largest selling nutritional product is the fat emulsion INTRALIPID*, launched in 1962. INTRALIPID has no patent protection and competes with a limited number of other fat emulsions in all its major markets. Although sales of INTRALIPID in recent years have not shown significant growth, the compound is increasingly being used in mixed products and as a vehicle for delivery of third-party products.

                 The anesthesia therapeutic area primarily develops, manufactures and markets fat-soluble anesthetic preparations for intravenous use. In 1991, Pharmacia entered into a marketing agreement with Ohmeda (formerly Anaquest), a division of BOC Healthcare, which granted the Company the European marketing rights to Ohmeda's inhalation anesthetic compound, SUPRANE. Pharmacia began marketing SUPRANE in Sweden and the United Kingdom during 1993. SUPRANE has also been registered and is currently marketed in several additional countries. During 1994, Pharmacia was granted the European marketing rights to isoflurane and enflurane, two additional inhalation anesthetic compounds produced by Ohmeda.

                 Disease Management. The Company participates in the disease management business, through its Greenstone Healthcare Solutions subsidiary, providing services in prevention, screening, diagnosis, treatment, case management, education and outcome assessment.

CONSUMER PRODUCTS

                 The Company develops, manufactures and markets nonprescription health care products to drug stores, food stores, and mass merchandisers in the United States and Europe.

                 The Company manufactures and distributes products which do not require a prescription, including MOTRIN IB* Tablets, Caplets and Gelcaps, an analgesic; KAOPECTATE* products, for diarrhea; CORTAID* products, anti-inflammatory topical products; the family of UNICAP* vitamin products; DRAMAMINE*, anti-motion sickness medicines; and MYCITRACIN*, an antibiotic ointment for treatment of minor skin infections and burns. The Company also holds a license from Hoechst-Roussel Pharmaceuticals Inc. for exclusive United States rights to the nonprescription laxative products DOXIDAN and SURFAK. The Company also has a U.S. marketing arrangement with McNeil Consumer Products Company whereby the Company has certain rights to several ibuprofen-based and other products being developed by McNeil.

                 In addition, the Company produces and sells ROGAINE* Topical Solution, a 2% solution of minoxidil applied topically to restore hair growth in men with male pattern baldness and in women with androgenetic alopecia or hereditary hair loss. The product is also sold in numerous foreign countries. The United States patents covering ROGAINE expired in early 1996. ROGAINE was recently approved for over the counter sale in the U.S.

                 The Company also develops, manufactures and markets NICORETTE* and NICOTROL* for smokers who seek a medical product to aid in smoking cessation. NICORETTE chewing gum was recently approved for over the counter sales in the U.S. and will be marketed by SmithKline Beecham Consumer Pharmaceuticals. The Company's NICORETTE chewing gum and transdermal patch administer nicotine to the body through slow-release formulations in order to alleviate withdrawal symptoms. Although the Company's U.S. patent covering nicotine polacrilex, the active ingredient in NICORETTE chewing gum, expired in August 1992, NICORETTE chewing gum is likely to be protected from generic competition in the United States until 1999 due to additional regulatory exclusivity provided by U.S. legislation. In other countries, the Company has no patent protection for NICORETTE chewing gum; however, the NICORETTE transdermal patch is patented in selected jurisdictions.

DIAGNOSTICS

                 The Company is the world leader in the area of in vitro allergy diagnostics. The Company's main allergy diagnostic product, the Pharmacia CAP System*, was introduced by Pharmacia in 1989. It is a highly automated laboratory system that enables testing from patient blood samples for allergenic sensitivity to nearly 500 substances. The Company believes that no competitor in the allergy diagnostic business markets a product that can test allergenic sensitivity to as many different substances. The Company markets the Pharmacia CAP System to diagnostic laboratories worldwide. Patents on the Pharmacia CAP System expire in 2003.

                 The Company's largest market for allergy diagnostics is Japan, while sales in the United States are relatively low because of the relatively high incidence of more traditional in vivo (skin prick) diagnostic testing by medical professionals in the United States.

BIOTECHNOLOGY

                 The Company is one of the world's leading suppliers of biotechnology equipment. It develops, manufactures and sells systems, reagents and chemicals for pharmaceutical and biotechnology companies and for life science research in the public and private sectors. The business area's traditional products are for use in laboratory-scale chromatography and electrophoresis, two key separation technologies for biomolecules. The Company also produces reagents, chemicals and systems used by researchers to perform experiments in the areas of molecular and cell biology, and media and systems devoted to large-scale purification of substances prepared by biotechnological methods in the pharmaceutical industry. The Company's business objective is to satisfy the needs of biotech supply customers by providing them with value-added, knowledge-based products and services for the development and commercialization of applications in the biotechnology field.

                 In recent years, the market for biotechnology research instruments and other products has been adversely affected by budgeting constraints in universities and publicly funded research centers, resulting in increasing competition and downward price pressure.

CHEMICAL AND CONTRACT MANUFACTURING

                 The Company researches, develops, manufactures and markets bulk pharmaceutical chemicals and selected high-technology specialty (nonpharmaceutical) chemicals. In addition, the Company manufactures finished dosage forms for sale to third parties.

ANIMAL HEALTH

                 The Company researches, develops, manufactures and markets a broad range of pharmaceutical and vaccine products for both food and companion animals to meet the market needs of veterinarians, feed manufacturers and livestock producers. The Company ranks approximately tenth in the world in terms of market share of total animal health product sales. Approximately 55% of the total animal health product sales are in the U.S.

                 The Company develops, manufactures and sells animal pharmaceutical products and animal feed additives, the sales of which fluctuate with changes in the agricultural economy. These products are sold worldwide to veterinarians, feed manufacturers, distributors and growers who choose the Company's products primarily because of their efficacy and suitability for particular uses, as well as price and quality. Major products include NAXCEL* Sterile Powder, an antibiotic for bovine and swine respiratory disease and early chick mortality; LINCO-SPECTIN* Soluble Powder and Premix, a combination lincomycin/spectinomycin antibiotic; LINCOMIX* 20 and LINCOMIX 50 Feed Medication, which are feed-additive antibiotics; MGA* Premix, which is a growth-promoting feed additive for feedlot heifers; various products for the treatment of mastitis, including PIRSUE*; DELTA ALBAPLEX* Tablets and LINCOCIN*, which are small-animal antibiotics; and LUTALYSE* Sterile Solution, which is used to synchronize breeding performance in mares and cattle. In addition, the Company sells a line of animal health vaccines through Oxford Veterinary Laboratories, Inc. (Bio-Vac Labs, Inc.).

GEOGRAPHIC INFORMATION

        The table below shows the Company's operations by geographic area. All the sales are presented by originating area. U.S. exports to third-party customers are less than 10 percent of U.S. sales. Sales between geographic areas are priced to reflect consideration of economic circumstances and the regulations of countries in which the transferring entities are located. These transfers are eliminated in consolidation.

 -------------------------------------------------------------------------------------------------------
 Geographic areas for years ended                     1995                 1994                1993
 December 31
 -------------------------------------------------------------------------------------------------------
 Sales to customers (includes exports):

 United States                                     $ 2,205,208          $ 2,428,585          $2,576,782

 Sweden                                                643,706              603,283             655,351

 Other Europe                                        2,655,852            2,378,568           2,150,390

 Japan and Pacific                                   1,047,689              903,567             758,953

 Other                                                 396,614              390,357             366,011
 -------------------------------------------------------------------------------------------------------
 Interarea transfers from:

 United States                                         569,170              494,501             452,600

 Sweden                                              1,011,938              856,239             755,474

 Other Europe                                          635,106              565,784             498,404

 Japan and Pacific                                      21,161               11,062               6,790

 Other                                                  20,721               22,180              23,319

 Eliminations                                       (2,258,096)          (1,949,766)         (1,736,587)
 ------------------------------------------------------------------------------------------------------
                                                   $ 6,949,069          $ 6,704,360          $6,507,487
 ------------------------------------------------------------------------------------------------------
 Earnings from continuing operations
 before income taxes:

 United States                                     $   398,623          $   563,435          $  508,487

 Sweden                                                300,763              290,335             310,477

 Other Europe                                          308,091              296,493            (107,280)

 Japan and Pacific                                      89,265               49,116              56,627

 Other                                                  39,651               71,897               9,425
 ------------------------------------------------------------------------------------------------------
                                                   $ 1,136,393          $ 1,271,276          $  777,736
 ------------------------------------------------------------------------------------------------------
 Identifiable assets, December 31:

 United States                                     $ 4,291,947          $ 4,227,195          $3,801,893

 Sweden                                              3,315,370            2,875,230           2,513,289

 Other Europe                                        2,808,482            2,901,311           2,378,874

 Japan and Pacific                                     800,559              736,405             714,411


 Other                                                 244,243              206,987             207,809

 Discontinued operations, net                                                                   278,344
 ------------------------------------------------------------------------------------------------------
                                                   $11,460,601          $10,947,128          $9,894,620
 ------------------------------------------------------------------------------------------------------



PRODUCTION

                 The Company produces its products mainly in the United States, Sweden, Belgium, Italy, Japan and Puerto Rico, with smaller production facilities throughout the world.

                 The Company purchases a variety of raw materials for use in its manufacturing processes. When available, the Company has a policy of maintaining multiple sources of supply for materials. The Company obtains its supplies of raw materials from a number of countries. The Company has not experienced any difficulty in obtaining a sufficient supply of raw materials in recent years and believes that it will be able to obtain them in sufficient quantities in the future. However, the price of its raw materials may vary from year to year.

MARKETING AND DISTRIBUTION

                 The Company's products are sold worldwide. The Company markets its products through its own marketing companies or through local distributors and licensees. As part of its ongoing commitment to its customers, the Company periodically organizes educational programs to provide specialist doctors with information on the most recent product innovations and scientific advances.

                 The Company's marketing companies are organized by geographical markets to meet the requirements of the markets in which they operate.

                 The Company has a joint marketing agreement with Solvay S.A. to jointly market in the United States and certain European countries Solvay's LUVOX (fluvoxamine), a product for treatment of obsessive-compulsive disorder and depression (the product is approved for depression in Europe and Canada but not yet in the United States). Under the same agreement, Solvay S.A. jointly markets HALCION and XANAX in the United States and certain European countries.


                                  COMPETITION

                 The pharmaceutical industry is highly competitive. The Company's principal competitors consist of major international corporations with substantial resources. A drug may be subject to competition from alternative therapies during the period of patent protection and thereafter it will also be open to competition from generic products. The manufacturers of generic products typically do not bear the related research and development costs and consequently are able to offer generic products at considerably lower prices than the branded equivalents. A research-based pharmaceutical company will therefore normally seek to achieve a sufficiently high profit margin and sales volume during the period of patent protection to justify the original investment and to fund research for the future. There are, however, a number of factors which may enable products to remain profitable once patent protection has ceased. These include the establishment of a strong brand image with the prescriber or the consumer, supported by an active trademark registration and enforcement policy, and the development of a broader range of alternative formulations than the generic manufacturer typically supplies.

                 As is the case for the pharmaceutical industry in general, the introduction of new products and processes by competitors may affect pricing levels or result in product replacement for existing products, and there can be no assurances that any of the Company's products may not become outmoded, notwithstanding patent or trademark protection. In addition, increasing governmental and other pressures towards the dispensing of generic products in substitution for brand-name drugs may increase competition for products no longer covered by patents.

                 Over the last few years, the pharmaceutical industry has experienced increased vertical and horizontal consolidation, and the breadth of products offered and distribution capabilities of a company may become a competitive feature. The Company competes with other pharmaceutical companies in discovering or licensing new chemical entities useful in treating medical conditions. In addition, significant changes in marketing conditions are occurring in the United States, Swedish and foreign pharmaceutical markets, including decreased pricing flexibility, restrictions on promotional and marketing practices and the impact of managed care, particularly with respect to product selections and pricing concessions.

                 The Company's competitive position depends in part upon its ability to develop innovative, cost-effective new products, as well as new indications for, and improvements in, existing products. Its competitive position also depends upon, among other things, its ability to compete on the basis of price as well as to maintain a reputation for quality, efficacy and cost-effectiveness with the specialist doctors and hospital purchasing groups to which its products are targeted, as well as with the wider group of customers which includes pharmacies, wholesalers, hospitals and insurers.

                 In addition, the Company's ability to maintain long-standing and interactive relationships with specialist doctors and its ability to attract and retain qualified scientific and other personnel, develop and implement production and marketing plans, obtain and maintain patent protection for selected products in its significant markets and secure adequate capital resources are also important competitive factors.

PRODUCT REGULATION

                 Like other pharmaceutical companies, the Company is subject to strict controls on the manufacture, labelling, distribution and marketing of its products. Further controls exist on the non-clinical and clinical development of pharmaceutical products. Of particular importance is the requirement to obtain and maintain regulatory approval for a pharmaceutical product from a country's national regulatory authority before such product may be marketed in a particular country.

                 The submission of an application to a regulatory authority does not guarantee that a license to market the product will be granted. Furthermore, each regulatory authority may impose its own requirements and may refuse to grant, or may require additional data before granting an approval, even though the relevant product has been approved in another country. Regulatory authorities also have administrative powers that include product recalls, seizure of products and other sanctions.

                 The United States, Europe, Japan, Australia and Canada have very high standards for technical appraisal and consequently, in most cases, a lengthy approval process. The time taken to obtain approval varies by country, but generally takes from six months to four years from the date of application, depending upon the quality of the data produced, the degree of control exercised by the regulatory authority, the efficiency of its review procedure and the nature of the product. The trend in recent years has been towards lengthening regulatory reviews, greater regulation and higher standards with higher levels of standardization among jurisdictions.

                 In Europe, the European Agency for the Evaluation of Medicinal Products (the "Medicinal Products Agency") was created in July 1993 and opened on January 1, 1995. Based in London, the Medicinal Products Agency will give opinions on medicinal products by using two new procedures, a centralized community procedure and a decentralized procedure, the latter being based on the principle of mutual recognition of assessments.

                 In the United States, most human and animal pharmaceutical products manufactured or sold by the Company are subject to regulation by the U.S. Food and Drug Administration ("FDA") as well as by other federal and state agencies. The FDA regulates the introduction of new drugs, advertising of prescription drug products, manufacturing, laboratory and clinical practices, labeling, packaging and record- keeping with respect to drug products. The FDA also reviews the safety and effectiveness of marketed drugs and may require withdrawal of products from the market and modification of labeling claims where necessary. In addition, the manufacturing, marketing and use of Animal Health products are closely regulated in all major markets including the Department of Agriculture ("USDA") which regulates Animal Health products within the United States.

                 Government approval of new drugs under the federal Food, Drug and Cosmetic Act requires substantial evidence of safety and efficacy. As a result of this requirement, as interpreted by the FDA, the length of time and the laboratory and clinical information required for approval of a New Drug Application ("NDA") is considerable.

                 The FDA has adopted streamlined procedures for the approval of duplicate drugs (drugs containing the same active ingredient as the originator's product), including Abbreviated New Drug Applications ("ANDAs"). Approval of ANDAs may not be made effective prior to expiration of valid patents. The FDA has established a similar expedited approval process for antibiotics. The availability of the ANDA and expedited antibiotic approval processes has reduced the time period and expense required to obtain FDA approval of some competing products and has facilitated generic competition.

                 At the state level, so-called "generic substitution" legislation permits the dispensing pharmacist to substitute a different manufacturer's version of a drug for the one prescribed. In a number of states, such substitution is mandatory unless precluded by the prescribing physician.

                 United States pharmaceutical manufacturers are required to provide rebates to state governments for prescriptions covered by Medicaid.
The issue of further price controls on sales of prescription drugs continues to be considered in Congress and various states, and additional federal or state legislation to limit prices of prescription drugs is possible.

                 It is difficult to predict the ultimate effect of streamlined approval of duplicate or generic drugs, "generic substitution," the Medicaid reimbursement and rebate programs and possible price limitations. However, the Company believes that its development of patented and exclusively licensed products may moderate the impact of programs and legislation focusing mainly on products available from multiple suppliers.

PRICING

                 In addition to the normal competitive forces that affect the level of prices, a further constraint exists in the form of price controls in most countries in which the Company sells its products. These controls arise either by law or because the government or other health care providers in a particular jurisdiction are the principal purchasers of the product or reimburse purchasers for the cost of the product. Price control mechanisms operate differently from jurisdiction to jurisdiction and can result in large price differentials between markets, which may be aggravated by currency fluctuations. These price differentials are exploited by traders (parallel importers) who purchase branded products in lower- priced markets for resale in higher-priced markets.

PATENTS AND TRADEMARKS

                 The Company considers that the overall protection from its patents and trademarks and from licenses under patents belonging to others is of material value. However, no single patent or license is believed to be of material importance in relation to the business as a whole.


                            RESEARCH AND DEVELOPMENT

                 The Company aims to direct its research and development effort to develop new innovative pharmaceuticals and other health care products offering high therapeutic benefits in a number of therapeutic areas in which the Company believes it has the ability to establish a leading global position. The Company also seeks to expand the markets for its existing products by identifying new indications and administrative forms as well as by expanding their international market penetration. The Company concentrates its research and development resources on selected areas both where it has inhouse expertise and where there are identified substantial unmet medical needs. The Company's research and development activities focus on medically important therapeutic areas, including diseases of the central nervous system, oncology, critical care medicine, infectious diseases, female and reproductive health, nutritional deficiencies, metabolic diseases, ophthalmology, urology and inflammatory disorders, and are conducted principally in the Company's three operational headquarters in Kalamazoo, Michigan, Stockholm/Uppsala, Sweden and Milan, Italy.

                 The research and development process has historically taken from 10 to 15 years from discovery to initial product launch and is conducted in various stages. During each stage of development, there is a substantial risk that the desired objectives will not be achievable and that the product will therefore have to be abandoned or the objectives modified. During the "preclinical" stage, generally the first two to four years, research scientists search for the active substance in the laboratory and perform pharmacology and toxicology studies of effects in various animals. Before testing in humans, an application for the compound must be filed and processed by the requisite regulatory authorities, which may take up to one year or longer. Testing in humans is performed in different clinical phases to assure the safety and efficacy of the new compound. In clinical phase I, studies to establish the tolerance, absorption, distribution, metabolism and excretion of the compound are performed on healthy human subjects. Clinical phase II studies are performed on a limited number of patients and clinical phase III comparative studies are performed on a larger number of patients in order to establish efficacy and safety. Together, phases I, II and III typically take from three to five years to complete. Thereafter, an application containing all data for the proposed drug is sent to regulatory authorities for approval, which may take an additional one to two years. Further clinical trials, called phase IV trials, are generally carried out after product launch to continue to monitor the efficacy and safety of a new drug.

                 Following is a listing of the Company's most important compounds in Phase II and later development:

PHASE II

adozelesin - solid tumors and leukemia

atevirdine - AIDS/HIV
bropirimine - antiviral

exemestane - breast cancer

FA31A - rheumatoid arthritis

Hemopure Sterile Solution - blood supplement

latanoprost (combination) - glaucoma

pramipexole - schizophrenia and depression

thymoctonan - chronic viral hepatitis

9-AC (9-amino camptothesin) - solid tumors

                 Following is a listing of the Company's most important compounds in Phase III development:

PHASE III

Freedox - spinal cord injury and ischemic stroke

Recombinant factor VIII - bleeding/bleeding disorders

Linomide - multiple sclerosis

Reboxetine - depression

Remisar - bladder cancer

Rescriptor - AIDS

SnET2 - skin cancer

tolterodine - urinary incontinence

triptorelin - prostate cancer and endometriosis

Cycloprovera - contraception

                 Following is a listing of compounds where applications have been submitted by the Company for regulatory approval:

APPLICATIONS SUBMITTED

Atgam - immuno-suppressant

cabergoline - Parkinson's Disease

Caverject (Europe) - erectile dysfunction

Cleocin/Dalacin Vaginal Cream (3-day) - antibiotic

Colestid Granules OTC switch - cholesterol lowering

Glamin - nutrition

Camptosar (irinotecan) - colorectal, lung and cervical cancer

Xalatan - glaucoma

lomerizine (Japan) - migraine

Neolipid - nutrition

pramipexole - Parkinson's Disease

Promedrol (Europe and Japan) - asthma transplantation

Rogaine 5% Topical Solution - hair loss

Structolipid - nutrition

Vantin - pharyngitis


         The following discussion of certain of the Company's original compounds currently in phase II or later clinical development is organized according to therapeutic area and not by business area. In addition, applications have been filed seeking approvals for new indications, formulations or markets for a number of other existing products.

         Ophthalmology. The Company's compound XALATAN* (latanoprost) is in development for the possible treatment of glaucoma, the largest indication in ophthalmology. XALATAN reduces intraocular pressure by means of a new mechanism of action. The Company has finalized phase III clinical trials for XALATAN and has submitted an application for registration in Europe, the U.S. and Japan and has received a positive recommendation from the FDA advisory committee. A line extension program is ongoing. The development program for XALATAN will be further expanded with combination therapy and new formulations. Several projects relating to cataract surgery and state-of-the-art soft intraocular lenses were launched in Europe in late 1995.

         Central Nervous System Disorders. In the CNS area, the Company has three potential products in late stage clinical development: cabergoline, pramipexole and reboxetine.

         Cabergoline has preferential D2 receptor agonist activity with extremely long-lasting dopamine agonist effect. Cabergoline was recently launched in certain European countries for the treatment of hyperprolactinemia. The compound is also in late development worldwide as a potential treatment for Parkinson's Disease, a relatively frequent and progressively disabling illness of the advanced age, where Cabergoline may be particularly useful for its longer duration of action and more convenient administration compared with other similar drugs. A registration dossier has been filed in major European countries and the Company has received approval in the UK, Denmark and Switzerland for use in treatment of Parkinson's Disease. Phase III studies are in progress in the United States and Japan (for filing projected in 1996/97). Continued studies with Cabergoline aim at documenting the product as a first line treatment for Parkinson's disease, especially for patients with early onset of disease.

         Pramipexole has preferential D3 receptor agonist activity and is under development for Parkinson's Disease, depression and schizophrenia The compound was licensed from, and is being co-developed with, Boehringer-Ingelheim, with plans for worldwide co-marketing. The Company filed an NDA in late 1995. The NDA includes three North American studies, which produced good results at well-tolerated doses for both early and late stage Parkinson's Disease. The European filing will be dependent on finalization of a European early disease study (enrollment completed) as well as a bromocriptine comparator trial. Plans are for a centralized EU application by late 1996 for Parkinson's Disease. The pramipexole compound patent expires in 2005 in Europe and Japan, and in 2006 in the U.S. The competition for Parkinson's Disease drugs includes L-dopa, cabergoline, bromocriptine, pergolide, lisuride and ropinirole. Phase II studies for depression and schizophrenia are expected to be completed in 1996. If activity is demonstrated, Phase III programs would then be initiated.

         Reboxetine is an antidepressant agent which has a different side effect profile compared with other drugs due to a different mechanism of action. Clinical phase III studies have been completed in Europe and a European filing is planned in 1996.

         Oncology. This area represents a major research commitment for the Company with discovery and development efforts directed and focused to finding effective treatments for various forms of tumors, particularly those which respond poorly, or are resistant, to currently available therapy.

         This research is conducted primarily in Nerviano/Milan, Italy, Kalamazoo, Michigan and in new laboratories in Lund, Sweden, designed and equipped specifically for discovery research in tumor biology and immunotherapy. The research programs cover chemotherapy, hormone therapy, immunotherapy of cancer as well as novel approaches and mechanisms of antitumor action which are being pursued mainly in discovery phase. Exemestane is a hormonal anticancer agent that is being tested as a potential treatment for advanced breast cancer. Phase III studies are being activated in Europe and the US, and phase II clinical trials are in progress in Japan.

         CAMPTOSAR(*) -- CPT-11 (irinotecan hydrochloride), an injectable DNA toposomerase-I inhibitor pro-drug licensed from Yakult Honsha for U.S. territory, is in clinical development in the U.S. for refractory colorectal cancer. Clinical data shows a positive dose-dependent response rate. An NDA for refractory colorectal cancer has been filed in the U.S. under an accelerated approval process.

         In the U.S. and Latin America, Phase II cervical and small cell lung cancer studies have also been conducted. The Phase II non-small cell lung study is closed, and Phase III planning has begun for colorectal and non-small cell lung trials. Also, Phase I studies for oral CPT- 11 are underway to determine the maximal tolerated dose.

         Linomide is an oral immunomodulator which is currently being tested in multiple sclerosis studies, following positive animal studies indicating potential efficacy in autoimmune disorders. Phase II clinical studies have also been encouraging and is now being expanded in a Phase III program.

         9-Aminocamptothecin with a novel mechanism of action is being tested in phase II clinical trials for the treatment of solid tumors (i.e., colon cancer, lung cancer, etc.) in cooperation with the US National Cancer Institute under a CRADA (Contract Research and Development Agreement). The Company has agreed with the Federal Trade Commission to provide an exclusive U.S. license to certain of the Company's research and development assets for the compound to a third party.

         Adozelesin is a novel potent cancer agent targeted for treatment of leukemia and solid tumors. Phase II studies are underway in Japan in collaboration with Yakult Honsha. Early clinical results indicate activity in acute myeloid leukemia, with severe, prolonged myelosuppression. The compound appears to have minimal route and schedule dependence. The U.S. patent was issued in 1990. Principal competition is ADRIAMYCIN, cisplatin and 5-FU.

         REMISAR(*) (bropirimine) is an oral oncolytic and immunomodulator targeted for treatment of bladder cancer in situ. Development is in late stage Phase III. The U.S. patent was issued in 1995. Primary competition is from the current intravesicular products.

         Zinecard, the first drug with demonstrated activity in the reduction of anthracycline induced cardiac toxicity, has been recently approved and launched in the U.S. and Canada as an adjunct to patients treated with Adriamycin for advanced breast cancer.

         In addition, the Company is actively pursuing new indications for the anthracycline drugs Epirubicin (in solid tumors) and Idarubicin (in hematologic malignancies). Idarubicin is the first anthracycline effective when administered orally and is already approved and marketed, in some European countries, for a convenient oral use in capsule form.

         Bleeding/Bleeding Disorders. The Company's recombinant factor VIII (r-VIII SQ), currently in phase III clinical trials, is being developed as a substitute for plasma derived factor VIII for prophylaxis and treatment of hemophilia A patients. r-VIII SQ is a unique B-domain deleted molecule with potentially less immunogenic activities and which can be formulated without addition of human albumin. The high potency of the product may make it possible to supply administration kits for home treatment. The Company is seeking a partner to co-develop and market r-VIII SQ.

         Antithrombosis. Fragmin, a low molecular weight heparin used mainly for prevention and treatment of deep venous thrombosis, has recently been approved in the U.S. for prevention of deep venous thrombosis in patients undergoing abdominal surgery. An application for an extension of this indication has been submitted to the FDA and applications for further indications are in preparation.

         In a large clinical study presented recently, Fragmin was also shown to be effective in patients with unstable angina pectoris or small myocardial infarctions. The number of patients who had a new myocardial infarction or who died was less than half in the group treated with Fragmin compared to the group that did not receive this treatment (placebo group).

         Nutrition. The product Structolipid, based on structured triglycerides, is produced semisynthetically and has been patented for its unique composition. It contains medium-long fatty acids which can be administered to the patient safely and reliably. A wide range of modern IV nutrition compounds is currently under development. The first amino acid solution containing glutamin (Glamin) is in the process of launch in Europe. These products will provide critically ill patients with new, more specific therapies putting them on the road to rapid recovery.

         Therapeutic nutrition is a growing area where nutritional substrates with directed action in specific conditions can be developed. GLIO is in early development and provides glutamine in a stable form with high bioavailability and appears to have beneficial effect on gut and immune function in conjunction with chemo and/or radiation therapy.

         Urology/Gynecology. A new chemical entity, tolterodine, is in late phase III clinical testing for urinary urge and mixed incontinence. The compound has great selectivity for the receptors in the urinary bladder, indicating a favorable side effect profile, and is the first described antimuscarinic agent with bladder selective effect. Estring is a new delivery system for the local treatment of symptoms of urogenital estrogen deficiency. It is a vaginal ring with an inner core containing estradiol. Launches have taken place in the Scandinavian countries and the UK. An application for approval has been submitted in the U.S. Cycloprovera, a sustained release preparation of the contraceptive PROVERA, is at present in clinical Phase III studies.

         Autoimmunity. FA31A is a substance at present entering phase IIb studies for treatment of rheumatoid arthritis. It represents a new generation of disease modifying agents, a group of drugs with substantially increased usage in autoimmune disorders as rheumatoid arthritis.

         Growth/Growth Disorders. Research and development in the area of growth and growth factors is concentrated on a broader spectrum of indications for Genotropin including use in adults as hormone replacement therapy (for which approval has already been received in the major European countries, New Zealand and China), and for uremia. In addition, the Company is researching the further development of convenience products to administer Genotropin as well as on studying other indications of catabolic state such as burns.

         In addition, metabolic disturbances that may be treated by growth hormones are being researched and long-term research is focused on the mode of action of growth factors and their receptors.

         Cardiology. Corvert (ibutilide fumarate) is a parenteral Class III antiarrhythmic for the treatment of atrial flutter and fibrillation. The NDA was recently approved by the U.S. FDA.

         Clinical data showed that Corvert was approximately 40% effective in cardioversion to sinus rhythm, and when administered in one or two 1 mg doses intravenously, Corvert can be used in patients with depressed cardiac function with equally good results. Clinical data demonstrated relatively few side effects and a low incidence (2-4%) of proarrhythmic events.

         The U.S. patent issued October 13, 1992, and there is patent protection in Europe, Japan and Mexico. The competition is amiodarone (p.o. &
IV), Sotalol (p.o.) and Bretyllium, along with many Class I antiarrhythmics.

         Infection. Thymoctonan, currently in phase II clinical trials, is an immunomodulator based on a synthetic octapeptide. The compound is currently under investigation for the treatment of chronic hepatitis.

         The Company is also pursuing new indications for the antimycobacterial agent Mycobutin, the first drug approved for the prevention of certain opportunistic infections in AIDS patients.

         Rescriptor Tablets (delaverdine mesylate), a non-nucleoside reverse transcriptase inhibitor for the treatment of AIDS and HIV seropositive/asymptomatic patients, is currently in Phase III development and has received positive results. The U.S. compound patent was filed in December 1990. An NDA is planned to be submitted to FDA in 1996.

         Oxazolidinones are antibiotics that have a novel mechanism of action: inhibition of mRNA translation. Two agents are in Phase I testing (oral and IV multiple day dosing) for evaluation of safety and human pharmacokinetics. In vitro studies show them to be effective against gram-positive bacteria including antibiotic-resistant strains of staphylococci, streptococci and enterococci. Adequate plasma levels have been obtained in normal healthy volunteers with both agents and one has been selected to move into Phase II testing. There have been no unexpected side effects with either agent. International patent protection is afforded until 2013. A patent application is pending in the U.S.

         Emulsion Technology. The Company has extensive experience in the area of fat emulsions for IV administration and has developed special expertise in the formulation and processing of drugs in emulsions. The Company continues to focus on the development of fat emulsions for IV administration in the field of nutrition as well as in anesthesia.

         Extensive collaboration is ongoing with pharmaceutical companies to provide material and technological support for their preclinical and clinical studies and full scale manufacturing of the products.

         A new application of this technology is imaging. The CT-emulsion is developed as a liver specific diagnostic for the imaging of cancer. The Company will seek an outside partner to develop and market this compound.

CRITICAL CARE

         Freedox (tirilazad mesylate) is a parenteral multimechanistic antioxidant that limits ischemia and trauma-induced lipid peroxidation in animal models. Applications for severe subarachnoid hemorrhage (SAH) indications have been filed in 33 countries with 14 approvals received for the indication in males at a dose of 6 mg/kg/day. Several other European countries are actively reviewing the file and meetings are scheduled to answer any outstanding questions. The Phase II/III SAH studies demonstrated a gender difference in efficacy at the top dose tested (6 mg/kg/day). It has been shown that pre-menopausal women and patients on anticonvulsants, particularly phenytoin, have a faster rate of metabolism and thus are likely to need more drug to demonstrate efficacy. Accordingly, two Phase III trials are ongoing (one in Europe and one in the U.S.) to evaluate efficacy of 15 mg/kg/day in women. The European trial is fully enrolled. There have been no safety problems evident. A U.S. safety study using higher doses in males is also being conducted.

         Results of the U.S. and European head injury studies did not justify continued pursuit of head injury as a possible indication in the U.S. or Europe.

         Multi-year clinical studies for the stroke indication are continuing utilizing higher doses of Freedox. A study for spinal cord injury sponsored by the National Institute of Health (NIH) has completed enrollment.

         The U.S. patent for Freedox expires in 2009. There is minimal competition for Freedox other than nimodipine for SAH in U.S. and Europe and azagiel in Japan. Other single mechanistic approach compounds under evaluation include AT-877 (an intracellular calcium channel blocker), AVS (an oxygen-free radical scavenger), DR-3305 (an anti-oxygen agent), and OP 2507 (a PGI2 analog for SAM).

         HEMOPURE(*) and a revised formulation are biologics derived from bovine blood under development with Biopure Corporation as potential human blood supplements providing tissue oxygenation. HEMOPURE could become an alternative to certain human blood transfusions. There are currently no competitive products, although several companies, including Somatogen, Baxter Healthcare, Delta Biotechnology, Quest Biotechnology and Northfield Labs, are working on hemoglobin-based products. A U.S. compound patent was issued in 1992, and a process patent was issued in 1994.


                                   EMPLOYEES

                 The Company has approximately 35,000 employees worldwide, although the current number is changing based on realignment of operations and related reductions in force.

                 The Company believes that it has good relations with its employees. Employees at several non-U.S. locations are represented either by freely elected unions or by legally mandated workers' councils or similar organizations.


                             ENVIRONMENTAL MATTERS

                 Since several capital projects are undertaken for both environmental control and other business purposes, such as production process improvements, it is difficult to estimate the specific capital expenditures for environmental control. However, including all such multi-purpose capital projects as environmental expenditures, it is estimated that capital expenditures for environmental protection will exceed $40 million in both 1996 and 1997. Operating expenses for compliance with environmental protection laws and regulations in 1995 are estimated to have been in excess of $60 million.
It is estimated that such operating expenses for 1996 will again be in excess of $60 million. Cash payments charged to environmental reserves in 1995 were approximately $10 million and are estimated to be approximately $10 million for 1996.

ITEM 2.  PROPERTIES

                 The Company's various businesses operate through a number of offices, research laboratories and production facilities throughout the world with principal locations in Kalamazoo, Michigan; Stockholm, Uppsala and Helsingborg, Sweden; Milan, Italy; and Puurs, Belgium. The Company also has production and research facilities in Japan and Puerto Rico and leases its primary business offices in Staines, England. The Company believes its properties to be adequately maintained and suitable for their intended use and its production facilities to have a capacity adequate for its current needs.


ITEM 3.  LEGAL PROCEEDINGS

                 Various suits and claims arising in the ordinary course of business, primarily for personal injury and property damage alleged to have been caused by the use of the Company's products, are pending against the Company and its subsidiaries. Product liability is a significant commercial risk for the Company. Substantial damage awards have been made in certain jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products.

                 The FDA, with the assistance of the United States Attorney's Office in Grand Rapids, Michigan, is conducting a review of the FDA's prior inspection report on HALCION, including an assessment of the conclusions of the report, the approval of the drug, related FDA processes and procedures and the violation of any laws. The Company cannot predict the outcome of this review. A subcommittee of the House of Representatives has recently instituted a review of some of the conclusions of the report.

                 The Company is involved in several administrative and judicial proceedings relating to environmental concerns, including actions brought by the U.S. EPA and state environmental agencies for remedial cleanup at approximately 40 sites. The Company's estimate of the ultimate cost to be incurred in connection with these environmental situations could change due to uncertainties at many sites with respect to potential cleanup remedies, the estimated cost of cleanup and the Company's ultimate share of a site's cost.

                 Based on information currently available and the Company's experience with lawsuits of the nature of those currently filed or anticipated to be filed which have resulted from business activities to date, the amounts accrued for product and environmental liabilities are considered to be adequate. Although the Company cannot predict and cannot make assurances with respect to the outcome of individual lawsuits, the ultimate liability should not have a material effect on its consolidated financial position; and unless there is a significant deviation from the historical pattern of resolution of such issues, the ultimate liability should not have a material adverse effect on the Company's results of operations or liquidity.

                 The Company is a party along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, some of which have been or are in the process of being consolidated and transferred to the Federal District Court for the Northern District of Illinois for purposes of discovery. These suits, brought by state pharmacies and chains, generally allege unlawful conspiracy, price discrimination and price fixing and, in some cases, unfair competition, and specifically allege that the Company and the other named defendants violated: (1) the Robinson-Patman Act by giving substantial discounts to hospitals, nursing homes, mail-order pharmacies and HMOs without according the same discounts to retail drugstores, and (2) Section 1 of the Sherman Antitrust Act by entering into illegal vertical combination with other manufacturers and wholesalers to restrict certain discounts and rebates so they benefitted only favored customers. The Federal District Court for the Northern District of Illinois has certified a class consisting of retail pharmacies, and the same court has pending before it a suit with approximately 2,500 named retail pharmacies. The suits seek treble damages and an injunction prohibiting the alleged illegal practices. In addition, similar actions have been brought in Alabama, California, Colorado, Minnesota, New York, Washington and Wisconsin state courts. The California State court has recently certified a class of consumers seeking damages resulting from the same alleged conspiracy by the defendant pharmaceutical companies. The U.S. Federal Trade Commission has recently instituted an inquiry into whether pharmaceutical companies, including the Company, may have violated federal antitrust laws in connection with establishing prices and rebates.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 On October 17, 1995, at a special meeting of Upjohn stockholders, the stockholders were asked to adopt the Combination Agreement (the "Combination Agreement"), dated as of August 20, 1995 among Upjohn, Pharmacia, the Company and Pharmacia & Upjohn Subsidiary, Inc., which provided for, among other things, the merger of Pharmacia & Upjohn Subsidiary, Inc. with and into Upjohn and the conversion of (i) each share of Common Stock, par value $1 per share of Upjohn into the right to receive 1.45 shares of the Common Stock and (ii) each share of Series B Convertible Perpetual Preferred Stock of Upjohn into the right to receive one share of Series A Convertible Perpetual Preferred Stock of the Company. A total of 136,649,645 shares were voted at the special meeting, of which 135,348,251 shares voted in favor of the Combination, or 99% of the voted shares.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                 The Company

                 The Common Stock is listed and traded on the New York Stock Exchange (the "NYSE") under the symbol PNU. As of January 31, 1996, there were
35,661 holders of record of the Common Stock.    Swedish Depositary Shares,
each representing one share of Common Stock, are traded on the Stockholm Stock Exchange. The Board of Directors of the Company has declared dividends of $0.27 per share of Common Stock payable on February 1, 1996 to shareholders of record on January 10, 1996 and payable on May 2, 1996 to shareholders of record on April 9, 1996. Set forth in the table below is the high and low price of the Common Stock during the fourth quarter of 1995 (the only full quarter during which the Common Stock has traded).

                                                                  COMMON STOCK
                                                                ---------------

                                                              HIGH          LOW
                                                              ----          ---
                                                                 ($ PER SHARE)
 1995
 Fourth Quarter (from November 2, 1995)  . . . . . . . . .    40.250     32.375


                 Upjohn

                 The Upjohn Common Stock, prior to the Combination, was listed on the NYSE. It was delisted following the Combination. Its ticker symbol was UPJ. The table below sets forth, for the calendar quarters indicated, the high and low sale prices of the Upjohn Common Stock as reported on the New York Stock Exchange Composite Tape.


                                                                  COMMON STOCK
                                                                ---------------

                                                              HIGH          LOW
                                                              ----          ---
                                                                 ($ PER SHARE)
 1994
 First Quarter . . . . . . . . . . . . . . . . . . . . . .    30.500     26.250

 Second Quarter  . . . . . . . . . . . . . . . . . . . . .    33.625     25.750

 Third Quarter . . . . . . . . . . . . . . . . . . . . . .    37.125     28.625

 Fourth Quarter  . . . . . . . . . . . . . . . . . . . . .    35.250     29.375

 1995
 First Quarter . . . . . . . . . . . . . . . . . . . . . .    38.125     30.125

 Second Quarter  . . . . . . . . . . . . . . . . . . . . .    38.875     34.375

 Third Quarter . . . . . . . . . . . . . . . . . . . . . .    45.625     35.875

 Fourth Quarter (through November 2, 1995) . . . . . . . .    53.625     43.375


                 Pharmacia

                 Prior to the Combination, Pharmacia's share capital consisted of the Pharmacia Class A Common Shares, nominal value SEK25 per share (the "Class A Shares") and the Pharmacia Class B Common Shares, nominal value SEK25 per share (the "Class B Shares," together with the Class A Shares the "Pharmacia Shares"). The principal market for trading in the Pharmacia Shares had been the SSE, on which the Pharmacia Shares had been traded since 1987. The Pharmacia Shares had been also quoted on SEAQ International. From June 1994 through November 2, 1995, the American Depositary Shares (the "ADSs"), each representing one Class A Share, were quoted on NASDAQ. The ADSs were also quoted on SEAQ International.

                 The table below sets forth, for the periods indicated, the high and low closing sale prices for the Class A Shares and the Class B Shares as stated in the Official List of the SSE for the Class A Shares and the Class B shares and NASDAQ for the ADSs. The Official List reflects price and volume information for trades completed by members on the SSE during the day as well as for inter-dealer trades completed off the SSE and certain inter-dealer trades completed during trading on the previous business day.


                                                       A SHARES         B SHARES             ADSS
                                                   ---------------  ---------------   -----------------


                                                   HIGH        LOW   HIGH       LOW   HIGH       LOW
                                                   ----        ---   ----       ---   ----       ---
                                                   (SEK PER SHARE)   (SEK PER SHARE)    ($ PER ADS)

 1994
 First Quarter . . . . . . . . . . . . . . . .     155         108   155        109   ----      ----

 Second Quarter  . . . . . . . . . . . . . . .     134         109   135        110   15 1/2    14 7/8

 Third Quarter . . . . . . . . . . . . . . . .     139         113   138        112   18 3/4    1467

 Fourth Quarter  . . . . . . . . . . . . . . .     137 1/2     113   135        113   19 1/8    15

 1995
 First Quarter . . . . . . . . . . . . . . . .     140 1/2     119   140    118 1/2   18 7/8    16 1/4

 Second Quarter  . . . . . . . . . . . . . . .     165     128 1/2   165        129   22 5/8    17 1/2

 Third Quarter . . . . . . . . . . . . . . . .     213         158   212        157   30 1/4    22

 Fourth Quarter (through November 2, 1995) . .     235         197   233        195   36 1/2    28 1/2

 ------------------------------

ITEM 6.  SELECTED FINANCIAL DATA


 U.S. DOLLAR AMOUNTS IN MILLIONS, EXCEPT
 PER-SHARE DATA
 -------------------------------------------------------------------------------------------------------
 SELECTED FINANCIAL DATA
 -------------------------------------------------------------------------------------------------------
 YEARS ENDED DECEMBER 31                             1995        1994        1993      1992        1991
 -------------------------------------------------------------------------------------------------------
 Operating revenue                               $7,094.6    $6,822.8    $6,560.8  $5,938.4   $5,313.5

 Earnings from continuing operations before
   cumulative effect of accounting changes          738.7       833.5       560.6     703.8      602.8

 Earnings per share from continuing
   operations before cumulative effect of
   accounting changes                                1.43        1.63        1.09      1.36       1.16

 Dividends declared per share (a)                     .27           -           -         -          -

 Total assets                                    11,460.6    10,947.1     9,894.6  10,873.1   11,344.6

 Long-term debt                                     603.1       678.2       675.0     463.5      643.5
- --------------------------------------------------------------------------------------------------------

(a) Represents dividend declared by the merged company's board of directors in December 1995. Separate dividend information for Pharmacia and Upjohn has not been presented because the information would not be meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference and is contained in the Annual Report section of Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated herein by reference and is contained in the Annual Report section of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Background information for the Board of Directors is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 6, 1996.

    In addition to J.L. Zabriskie, the following are the Company's executive officers:

         Goran A. Ando, M.D., age 46, Executive Vice President, Worldwide Science and Technology. He was formerly Executive Vice President and Deupty Chief Executive Officer of Pharmacia AB. Dr. Ando joined Pharmacia in February 1995 from Glaxo Holdings p.l.c. where he was director of research and development activities.

          Kenneth M. Cyrus, age 57, Senior Vice President, General Counsel and Secretary. He had been Executive Vice President, Secretary and General Counsel for Upjohn since 1994. Formerly Senior Vice President, Secretary and General Counsel from 1991 to 1994, and prior thereto Vice President, Secretary and General Counsel from 1988 to 1991.

         Robert C. Salisbury, age 52, Executive Vice President, Finance and Administration, and Chief Financial Officer. He had been Executive Vice President and Chief Financial Officer for Upjohn since 1994 and Senior Vice President for Finance and Chief Financial Officer since 1991.

ITEM 11.         EXECUTIVE COMPENSATION.

                 Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 6, 1996.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 6, 1996.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 6, 1996.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

         (A)1.   FINANCIAL STATEMENTS

                 The following are included in the 1995 Annual Report to Shareholders (Exhibit 13) and are incorporated by reference into this Form 10-K pursuant to Item 8:

                 Report of Independent Accountants - Coopers & Lybrand, LLP and KPMG Peat Marwick LLP.

                 Consolidated Statements of Earnings--Years ended December 31, 1995, 1994 and 1993.

                 Consolidated Balance Sheets--December 31, 1995 and 1994.

                 Consolidated Statements of Shareholders' Equity--Years ended December 31, 1995, 1994 and 1993.

                 Consolidated Statements of Cash Flows--Years ended December 31, 1995, 1994 and 1993.

                 Note 22. Segment and Geographic Information--Years ended December 31, 1995, 1994 and 1993.

                 Notes to Consolidated Financial Statements.

         (A)2.   FINANCIAL STATEMENT SCHEDULES

         NOTES:

         (1) Schedules are omitted because they are either not required, are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

         (2) Financial statements of 50 percent-or-less-owned affiliated persons are omitted because such persons, in the aggregate, do not constitute a significant subsidiary.

         (A)3.   EXHIBITS

                 (3)(i) Certificate of Incorporation of the Registrant (filed as Exhibit 3(a) to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-61969), and incorporated herein by reference).

                 (3)(ii) By-laws of the Registrant (filed as Exhibit 3(b) to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-61969), and incorporated herein by reference).

                 (4)(a) Loan Agreement between Puerto Rico Industrial, Medical and Environmental Pollution Control Facilities Financing Authority and The Upjohn Company, dated as of December 1, 1983, and Trust Agreement between Puerto Rico Industrial, Medical and Environmental Pollution Control Facilities Financing Authority and The Chase Manhattan Bank (National Association), Trustee, dated as of December 1, 1983 (not filed pursuant to Regulation S-K, Item 601 (b)(4)(iii)(A); the Registrant agrees to furnish a copy of these documents to the Securities and Exchange Commission upon request).

                 (4)(b) Indenture dated as of February 1, 1990, with respect to debt securities issued by the Upjohn Employee Stock Ownership Trust and 9.79% Amortizing Notes, Series A, Due February 1, 2004, issued by the Upjohn Employee Stock Ownership Trust and guaranteed by the Registrant (not filed pursuant to Regulation S-K, Item 601 (b)(4)(iii)(A); the Registrant agrees to furnish a copy of these documents to the Securities and Exchange Commission upon request).

                 (4)(c) Indenture dated as of August 1, 1991 between the Company and The Bank of New York, as trustee, with respect to Debt Securities to be issued thereunder form time to time (not filed pursuant to Regulation S-K, Item 601(b)(4)(iii)(A); the Registrant agrees to furnish a copy of these documents to the Securities and Exchange Commission upon request.

                 (10)(a) Form of Indemnification Agreement entered into with each Officer and Director.

                 (10)(b) Employment Agreement with J.L. Zabriskie dated March 7, 1996.

                 (10)(c) Employment Agreement with G.A. Ando dated January 4, 1996.

                 (10)(d) Employment Agreement with R.C. Salisbury dated January 4, 1996.

                 (10)(e)    Consulting Agreement with J. Ekberg dated March 11,
                            1996.

                 (10)(f) Registration Rights Agreement dated as of August 20, 1995, among Pharmacia & Upjohn, Inc., The Upjohn Company, Pharmacia Aktiebolag and AB Volvo (filed as Exhibit 10(b) to the Registrant's Registration

                            Statement on Form S-4 (Reg. No. 33-61969), and incorporated herein by reference).

                 (11)(a)    Computation of Earnings Per Share - Primary.

                 (11)(b)    Computation of Earnings Per Share - Fully Diluted.

                 (12)       Computation of Ratio of Earnings to Fixed Charges.

                 (13)       Annual Report to Shareholders.

                 (21)       Subsidiaries of the Registrant.

                 (23)       Consent of Independent Accountants.

                 (27)       Financial Data Schedule

         (B)     REPORTS ON FORM 8-K

                 None.

                                   SIGNATURES

                 Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PHARMACIA & UPJOHN, INC.


                                           By: /s/ John L. Zabriskie
                                               ---------------------------
                                               John L. Zabriskie
                                               President and Chief Executive
                                               Officer and Director


                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


             Signature                                Title                            Date
             ---------                                -----                            ----
                                           Chairman of the Board and              March 25, 1996
 ---------------------------------         Director
             Jan Ekberg

     /s/ John L. Zabriskie                 President and Chief Executive          March 25, 1996
 ---------------------------------         Officer and Director
         John L. Zabriskie

     /s/ Goran Ando                        Executive Vice President (Chief        March 25, 1996
 ---------------------------------         Accounting Officer)
         Goran Ando

     /s/ Robert C. Salisbury               Executive Vice President (Chief        March 25, 1996
 ---------------------------------         Financial Officer)
        Robert C. Salisbury
                                           Director                               March 25, 1996
 ---------------------------------
          Richard H. Brown

     /s/ Frank C. Carlucci                 Director                               March 25, 1996
 ---------------------------------
         Frank C. Carlucci

     /s/ Gustaf Douglas                    Director                               March 25, 1996
 ---------------------------------
         Gustaf Douglas

     /s/ M. Kathryn Eickhoff               Director                               March 25, 1996
 ---------------------------------
         M. Kathryn Eickhoff

     /s/ Daryl F. Grisham                  Director                               March 25, 1996
 ---------------------------------
          Daryl F. Grisham

     /s/ Soren Gyll                        Director                               March 25, 1996
 ---------------------------------
         Soren Gyll

     /s/ William E. La Mothe               Director                               March 25, 1996
 ---------------------------------
         William E. La Mothe


             Signature                                Title                            Date
             ---------                                -----                            ----

     /s/ Goran Linden                      Director                               March 25, 1996
 ---------------------------------
         Goran Linden

     /s/ Berthold Lindquist                Director                               March 25, 1996
 ---------------------------------
         Berthold Lindquist

     /s/ Olof Lund                         Director                               March 25, 1996
 ---------------------------------
         Olof Lund

     /s/ William D. Mulholland             Director                               March 25, 1996
 ---------------------------------
         William D. Mulholland

     /s/ William U. Parfet                 Director                               March 25, 1996
 ---------------------------------
         William U. Parfet

     /s/ Ulla Reinius                      Director                               March 25, 1996
 ---------------------------------
            Ulla Reinius

     /s/ Bengt Samuelsson                  Director                               March 25, 1996
 ---------------------------------
          Bengt Samuelsson


                                EXHIBIT INDEX


Exhibit No.                 Description
- -----------                 ------------

  (3)(i)     Certificate of Incorporation of the Registrant
             (filed as Exhibit 3(a) to the Registrant's
             Registration Statement on Form S-4 (Reg. No.
             33-61969), and incorporated herein by reference).

  (3)(ii) By-laws of the Registrant (filed as Exhibit 3(b) to the Registrant's Registration Statement on Form S-4
             (Reg. No. 33-61969), and incorporated herein by reference).

  (4)(a) Loan Agreement between Puerto Rico Industrial, Medical and Environmental Pollution Control Facilities Financing Authority and The Upjohn Company, dated as of December 1, 1983, and Trust Agreement between Puerto Rico Industrial, Medical and Environmental Pollution Control Facilities Financing Authority and The Chase Manhattan Bank (National Association), Trustee, dated as of December 1, 1983 (not filed pursuant to Regulation S-K, Item 601 (b)(4)(iii)(A); the Registrant agrees to furnish a copy of these documents to the Securities and Exchange Commission upon request).

  (4)(b) Indenture dated as of February 1, 1990, with respect to debt securities issued by the Upjohn Employee Stock Ownership Trust and 9.79% Amortizing Notes, Series A, Due February 1, 2004, issued by the Upjohn Employee Stock Ownership Trust and guaranteed by the Registrant (not filed pursuant to Regulation S-K, Item 601 (b)(4)(iii)(A); the Registrant agrees to furnish a copy of these documents to the Securities and Exchange Commission upon request).

  (4)(c) Indenture dated as of August 1, 1991 between the Company and The Bank of New York, as trustee, with respect to Debt Securities to be issued thereunder form time to time (not filed pursuant to Regulation S-K, Item 601(b)(4)(iii)(A); the Registrant agrees to furnish a copy of these documents to the Securities and Exchange Commission upon request.

  (10)(a) Form of Indemnification Agreement entered into with each Officer and Director.

  (10)(b)    Employment Agreement with J.L. Zabriskie dated
             March 7, 1996.

  (10)(c)    Employment Agreement with G.A. Ando dated January
             4, 1996.

  (10)(d)    Employment Agreement with R.C. Salisbury dated
             January 4, 1996.

  (10)(e)    Consulting Agreement with J. Ekberg dated March 11,
             1996.

  (10)(f) Registration Rights Agreement dated as of August 20, 1995, among Pharmacia & Upjohn, Inc., The Upjohn Company, Pharmacia Aktiebolag and AB Volvo (filed as Exhibit 10(b) to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-619
             69), and incorporated herein by reference).

  (11)(a)    Computation of Earnings Per Share - Primary.

  (11)(b)    Computation of Earnings Per Share - Fully Diluted.

  (12)       Computation of Ratio of Earnings to Fixed Charges.

  (13)       Annual Report to Shareholders.

  (21)       Subsidiaries of the Registrant.

  (23)       Consent of Independent Accountants.

  (27)       Financial Data Schedule

  (B)        REPORTS ON FORM 8-K

                 None.