Form 10-Q
period 1996-03-31
PHARMACIA & UPJOHN INC
filed 1996-05-15
CIK 949573

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1996

                                    OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From           to

         _______________________________________________________


                    Commission File Number 1-4147



                         PHARMACIA & UPJOHN, INC.
         (Exact name of registrant as specified in its charter)


                    Delaware                  98-0155411
            (State of incorporation)      (I. R. S. Employer
                                          Identification No.)


   Knyvett House, The Causeway, Staines, Middlesex TW18 3BA England
        (Address of principal executive offices)  (Zip Code)


            Registrant's telephone number     44 181 956 0043


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject
to such filing requirements for the past 90 days.  YES   X      NO


The number of shares of Common Stock, $1 Par Value, outstanding as of was 509,417,683.

                          Page 1 of 18 pages
             The exhibit index is set forth on page 13.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months Ended March 31
(All U.S. dollar amounts in thousands, except per-share data)


                                                           Unaudited
                                                    ----------------------
                                                       1996          1995
                                                    ----------    ----------
Net sales                                           $1,740,138    $1,681,265
Other revenue                                           17,342        58,019
                                                    ----------    ----------
       Operating revenue                             1,757,480     1,739,284

Cost of products sold                                  503,115       507,456
Research and development                               299,756       294,577
Marketing, administrative and other                    629,699       607,862
Restructuring charges                                  257,200             -
Merger costs                                            22,028             -
                                                    ----------    ----------
       Operating income                                 45,682       329,389

Interest income                                         48,634        44,886
Interest expense                                       (19,162)      (22,077)
All other, net                                            (786)        2,721
                                                    ----------    ----------
Earnings before income taxes                            74,368       354,919
Provision for income taxes                              24,500       117,100
                                                    ----------    ----------
Net earnings                                            49,868       237,819
Dividends on preferred stock (net of tax)                3,139         3,068
                                                    ----------    ----------
Net earnings on common stock                        $   46,729    $  234,751
                                                    ==========    ==========
Net earnings per common share:
  Primary                                                 $.09          $.46
                                                          ====          ====
  Fully diluted                                           $.09          $.46
                                                          ====          ====


                            See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31
(All U.S. dollar amounts in thousands)


                                                             Unaudited
                                                       ----------------------
                                                         1996        1995
                                                       --------    --------
Net cash provided by operations                        $ 90,568    $150,704
                                                       --------    --------
Cash provided (required) by investment activities:
  Acquisitions of subsidiaries                                -     (15,015)
  Additions of properties                              (112,800)    (81,427)
  Proceeds from sales of properties                       3,314      10,891
  Proceeds from sales of investments                    733,281     684,499
  Purchase of investments                              (506,651)   (594,781)
  Other                                                  (4,718)     18,641
                                                       --------    --------
Net cash provided by investment activities              112,426      22,808
                                                       --------    --------
Cash provided (required) by financing activities:
  Proceeds from issuance of debt                          3,830       6,940
  Repayment of debt                                     (17,720)    (41,758)
  Payments of ESOP debt                                  (7,600)          -
  Debt maturing in three months or less (net)           (10,767)    (85,468)
  Dividends paid to shareholders                       (141,341)    (65,940)
  Purchase of treasury stock                            (33,588)    (21,158)
  Proceeds from issuance of stock                        53,335           -
  Other                                                  (1,387)        413
                                                       --------    --------
Net cash required by financing activities              (155,238)   (206,971)
                                                       --------    --------
Effect of exchange rate changes on cash                   2,410      10,126
                                                       --------    --------
Net change in cash and cash equivalents                  50,166     (23,333)

Cash and cash equivalents, beginning of year            840,525     651,660
                                                       --------    --------
Cash and cash equivalents, end of period               $890,691    $628,327
                                                       ========    ========



                            See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(All U.S. dollar amounts in thousands)

                                                    March 31,     December 31,
                                                      1996            1995
                                                   -----------    ------------
                                                   (unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents                        $   890,691    $   840,525
  Short-term investments                               793,805        973,656
  Other current assets                               3,216,866      3,159,429
                                                   -----------    -----------
       Total current assets                          4,901,362      4,973,610
                                                   -----------    -----------
Long-term investments                                  696,230        715,348
                                                   -----------    -----------
Goodwill and other intangible assets, net            1,654,038      1,722 157
                                                   -----------    -----------
Properties, net                                      3,401,072      3,393,225
                                                   -----------    -----------
Other noncurrent assets                                691,886        656,261
                                                   -----------    -----------
Total assets                                       $11,344,588    $11,460,601
                                                   ===========    ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including current
    maturities of long-term debt                   $   511,610    $   524,429
  Other current liabilities                          1,992,848      2,115,499
                                                   -----------    -----------
       Total current liabilities                     2,504,458      2,639,928
                                                   -----------    -----------
Long-term debt and guarantee of ESOP debt              804,319        870,308
                                                   -----------    -----------
Other noncurrent liabilities                         1,713,939      1,563,158
                                                   -----------    -----------

Shareholders' equity:
  Preferred stock, one cent par value;
    authorized 100,000,000 shares; issued
    Series A convertible 7,206 shares
    (1995: 7,220 shares) at stated value               289,968        290,778
  Common stock, one cent par value;
  authorized 1,500,000,000 shares, issued
  508,678,572 shares (1995: 506,625,800 shares)          5,087          5,066
  Capital in excess of par value                     1,513,994      1,457,240
  Retained earnings                                  5,769,877      5,861,197
  Currency translation adjustments                  (1,011,427)      (986,278)
  Other shareholders' equity                          (245,627)      (240,796)
                                                   -----------    -----------
       Total shareholders' equity                    6,321,872      6,387,207
                                                   -----------    -----------
Total liabilities and shareholders' equity         $11,344,588    $11,460,601
                                                   ===========    ===========


                            See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All U.S. dollar amounts in thousands, except per-share data)

A - INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial information presented herein is unaudited, other than the condensed consolidated balance sheet at December 31, 1995, which is derived from audited financial statements. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in the company's latest annual report on Form 10-K.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

Certain 1995 amounts, as presented herein, differ from amounts presented in the quarterly financial information section of the 1995 annual report. The changes result from the reclassification of unrealized currency hedging gains and losses to better relate the accounting for the hedges with the underlying transactions. First quarter 1995 data were affected as follows: cost of products sold increased $27,293; marketing, administrative and other increased $7,393; nonoperating expense (currency exchange losses) decreased $34,686.

B - INVENTORIES:
                                                      March 31,   December 31,
                                                        1996          1995
                                                      ---------   ------------
    Estimated replacement cost
      (FIFO basis):
    Pharmaceutical and other finished products        $  457,749  $  487,955
    Raw materials, supplies and work in process          665,579     634,250
                                                      ----------  ----------
                                                       1,123,328   1,122,205
    Less reduction to LIFO cost                         (149,203)   (146,651)
                                                      ----------  ----------
                                                      $  974,125  $  975,554
                                                      ==========  ==========

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $340,361 at March 31, 1996, and $358,216 at December 31, 1995.

C - LITIGATION:

The company is involved in a number of legal and environmental proceedings. These include: a substantial number of product liability suits claiming damages as a result of the use of the company's products, including a number of cases involving Halcion; administrative and judicial proceedings at approximately 40 "Superfund" sites; and site clean-up at the company's discontinued industrial chemical operations.

While it is not possible to predict or determine the outcome of legal actions brought against the company, or the ultimate cost of environmental matters, the company believes that the unaccrued costs and liabilities associated with such matters will not have a material adverse effect on the company's consolidated financial position; and unless there is a significant deviation from the historical pattern of resolution of these issues, there should not be a material adverse effect on the company's results of operations or liquidity.

The company is a party, along with many other U.S. drug manufacturers and wholesalers, in numerous related federal and state civil antitrust lawsuits brought by U.S. independent and chain retail pharmacies and consumers. These suits claim violations of antitrust and pricing laws as a result of the defendants providing discounts and rebates to allegedly favored managed care customers that were not offered to the plaintiffs. Several of the suits are class actions. The first trial, a class action pending in federal court in Chicago, Illinois, is scheduled to begin later this year. The company believes it has meritorious defenses. Although potential liability cannot presently be estimated, a majority of the defendants in this class action (not including the company) recently proposed individual settlements in the range of $10,000 to $60,000. The court did not approve the settlements, but it is expected that further settlement discussions will be conducted by such defendants.

D - RESTRUCTURING CHARGES AND MERGER COSTS:

Restructuring charges of $257,200 in the first quarter of 1996 relate to actions that resulted from the merger of Pharmacia AB and The Upjohn Company and primarily reflect accruals for the planned reduction of approximately 1,750 positions. Similar charges amounting to $91,600, primarily resulting from the reduction of approximately 850 positions, were recorded in the fourth quarter of 1995. As of March 31, approximately 1,200 employees had left the company under this restructuring program. There have been no adjustments made to increase or decrease amounts previously accrued for workforce reduction or other restructuring activities.

Merger costs of $22,028 recorded in the first quarter of 1996 comprise certain nonrecurring organizational costs, costs of establishing the corporate identity, and various other expenses of a nonrecurring nature required to combine the two companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

FINANCIAL REVIEW

Overview of Consolidated Results
U.S. dollars in millions, except per-share data
                                                         Percent
                                               1996      Change        1995
                                             --------    -------     --------
Total revenue                                $1,757.5       1.0%     $1,739.3
Operating income                                 45.7     (86.1)        329.4
Earnings before income taxes                     74.4     (79.0)        354.9
Net earnings                                     49.9     (79.0)        237.8
Fully diluted earnings per common share          $.09     (80.4)         $.46

When comparing operating performance for the first quarter of 1996 to that of 1995, restructuring expenses, merger costs, and an unusual item of 1995 income should be considered. Major restructuring costs associated with the November 1995 merger, totaling $257.2 million ($160.9 million or $.31 per share after tax), were incurred in the first quarter of 1996. The majority of these costs were associated with workforce reductions that were identified during the quarter. Also in the first quarter of 1996, additional costs, totaling $22 million ($18 million or $.04 per share after tax) were incurred to effect the merger.

In the first quarter of 1995, the sale of the company's rights under a product co-marketing agreement increased other operating revenue by $42 million and net earnings by $26 million or $.05 per share.

The company's prior year results were derived from the separate financial statements of Pharmacia AB and The Upjohn Company. These statements were combined retroactively to reflect the merger that was consummated on November 2, 1995. Certain reclassifications have been made to prior-year amounts to reflect the current year's presentation.

PRODUCT SALES

The table below provides a year-to-year comparison of consolidated net sales by major therapeutic product group:

U.S. dollars in millions
                                                          Percent
Three months ended March 31,                   1996       Change       1995
                                             --------     -------    --------
Infectious disease                           $  163.2     (14.1)%    $  190.0
Metabolic disease                               148.4      (2.2)        151.8
Critical care and thrombosis                    142.8      (0.3)        143.3
Central nervous system                          131.0      (3.2)        135.4
Oncology                                        131.6      (2.6)        135.1
Women's health                                  141.5      14.4         123.7
Nutrition                                       110.0      15.7          95.1
Ophthalmology                                    62.0     (13.2)         71.4
Other prescription pharmaceuticals              227.1      (2.1)        231.9
Consumer Healthcare                             157.0      53.0         102.6
Animal Health                                    85.7       2.3          83.8
Chemical and Contract Manufacturing              74.0      33.8          55.3
                                             --------                --------
Total pharmaceuticals                         1,574.3       3.6       1,519.4
Diagnostics                                      59.0     (16.2)         70.4
Biotech/Biosensor                               106.8      16.7          91.5
                                             --------                --------
Consolidated net sales                       $1,740.1       3.5%     $1,681.3
                                             ========                ========

Consolidated sales outside the U.S. for the first quarter of 1996 were $1,195 million, up 2 percent from $1,167 million for the same period in 1995. Sales outside the U.S. represented 69 percent of 1996 first quarter consolidated sales, unchanged from the first quarter of 1995. Sales in the United States for the first quarter of 1996 were $545 million, up 6 percent from $514 million for this period in 1995. The growth in sales was primarily attributable to increased volume. The net effect of currency fluctuations on sales was essentially neutral as the negative effects of the weakened yen were offset by favorable effects in Europe.

The sales decline in Infectious Disease products was largely the result of a decrease of sales in the Cleocin (Dalacin outside the U.S.) family of antibiotic products in non-U.S. markets. Sales of Vantin, the broad-spectrum oral antibiotic sold primarily in the U.S., declined due to a comparatively moderate cold and flu season. Sales of Mycobutin were down in the U.S. First quarter 1995 sales of Mycobutin benefited from purchases in anticipation of a price increase.

Sales of products for the treatment of Metabolic Disease were led by Genotropin, the growth hormone. While Genotropin sales were up in Europe, customer inventory reductions in Japan in anticipation of a government mandated biennial price decrease led to a moderate overall decline for the first quarter. U.S. sales of Genotropin are now permitted and initial shipments were made during the first quarter of 1996. Continuing generic competition for Micronase tablets (glyburide), the oral anti-diabetes agent, led to a decline in sales for this product. In addition, sales of Glynase, the oral anti-diabetes agent, declined as a result of the loss of U.S. market exclusivity in March 1995.

Sales growth recorded by other Critical Care and Thrombosis products was offset by declines in sales of Solu-Medrol, the injectable steroid, and other Medrol products in non-U.S. markets. These declines were due to unfavorable currency exchange fluctuations. Fragmin, the treatment for prevention of blood clots in connection with surgery, demonstrated good growth in Germany, Sweden, and Austria but was off slightly in France. Approved late in 1995, first U.S. sales of Fragmin were made in the first quarter of 1996.

Sales of Central Nervous System agents declined as a result of continuing U.S. generic competition against Xanax, the anti-anxiety agent. In non-U.S. markets, Xanax continued to record sales growth. Sales of Halcion Tablets, the sleep inducing agent, were up slightly in the U.S. but were down on a worldwide basis. Sermion, the agent for the treatment of senile dementia, declined in Japan as well as in other non-U.S. locations. Cabergoline, the anti-parkinsonian agent, has now been approved for sale in Denmark, Switzerland, and the United Kingdom.

The Oncology group of products continued to be led by sales of Farmorubicin, the cytostatic agent for the treatment of solid tumors and leukemias. First quarter sales of Farmorubicin were up slightly outside the U.S. Sales of Adriamycin, also a cytostatic agent for treatment of cancer, were down in the U.S. due to generic competition. Other branded and generic oncology products recorded sales growth worldwide. A New Drug Application (NDA) has been filed with the U.S. Food and Drug Administration (FDA) for irinotecan for the treatment of refractory colorectal cancer.

Sales growth in the Women's Health product group was led by the performance of Depo-Provera, the injectable contraceptive that recorded strong increases worldwide. FDA moratoriums on the approval of Abbreviated New Drug Applications protecting exclusivity for Depo-provera expired in November 1995.

U.S. sales of Ogen, the estrogen replacement therapy, were off slightly due to generic substitution. Sales of Provera products (medroxyprogesterone), the progestational agents, were down slightly in the U.S. due to increasing generic competition.

The growth in sales of Nutrition products was led by non-U.S. sales of Intralipid (including related mixing products), a fat emulsion for intravenous nutrient delivery. This growth benefited from the third quarter 1995 purchase of a majority interest of a joint venture in China, resulting in its consolidation. All other nutritional products as a group also demonstrated growth in non-U.S. markets.

The decline in sales of Ophthalmology products was the result of a worldwide decline in sales of Healon, for cataract surgery. The decline in non-U.S. markets was largely attributable to increased competition and related price reductions. In Japan, customer inventory reductions that were related to the government mandated biennial price decrease also contributed to the sales decline for this product. Sales of Healon declined in the U.S due to fewer cataract operations and greater competition.

Solid growth by the majority of Other Prescription Pharmaceutical products was led by the worldwide performance of Caverject, the treatment for male impotence. Caverject first recorded sales in the U.S. in late 1995 and is now sold in major markets worldwide. Prescription sales of Rogaine, the treatment for hair loss, were down in the U.S in anticipation of over-the-counter (non-prescription) sale late in the first quarter. An NDA was submitted to the U.S. FDA for a Rogaine 5% Minoxidil formulation for the treatment of common hair loss in December 1995. Sales of Salazopyrin, the preparation used to treat inflammatory bowel disorder and rheumatoid arthritis, were essentially unchanged. U.S. sales of Ansaid Tablets (flurbiprofen), the anti-inflammatory agent, continued to decline as a result of generic competition.

Consumer Healthcare product sales were up significantly, largely due to U.S. prestocking of Rogaine and Nicorette gum in advance of second quarter over-the-counter product launches. In February 1996, Rogaine 2% solution was approved for over-the-counter sales. The FDA did not grant the company the possible statutory three-year period of exclusivity limiting generic competition. The company's motion for a preliminary injunction to prohibit the FDA from approving generic competitors was denied. Nicorette gum, a treatment for smoking cessation, was also approved in the U.S. for over-the-counter sales during the first quarter of 1996 and will be distributed by SmithKline-Beecham under an agreement reached prior to the merger of Pharmacia with Upjohn. Non-U.S. sales of all Nicorette products were up. Sales of Motrin IB, the non-steroidal analgesic agent, were up slightly for the first quarter.

Sales for the Animal Health product group were up slightly in spite of general weakness in the U.S. market. Sales of the antibiotic, Naxcel (Excenel outside the U.S) were up in non-U.S. markets but declined in the U.S. Non-U.S. sales benefited from increases in sales of Lincomycin antibiotic products.

Strong sales growth was recorded by the Chemical and Contract Manufacturing group for the first quarter of 1996, led by strong volume increases from specialty steroids, especially in Europe. Sales increases were also recorded for antibiotic and commodity steroid products.

Sales of the Diagnostics business were down significantly, especially in Japan where lower sales of allergy diagnostic products suffered from an overall milder pollen season. Sales in Europe were also down due to changes in reimbursement policies and to a milder pollen season.

Good sales growth was recorded by the Biotech/Biosensor group, led by performance in Japan and the U.S. This business develops, manufactures, and markets systems, reagents, and chemicals for pharmaceutical and biotechnology companies and academic research laboratories.

OTHER OPERATING REVENUE

The comparative decline in other operating revenue for the first quarter of 1996 was due to events occurring in the prior year. In 1995 the company sold rights under a product co-marketing agreement that added $26 million ($.05 per share) to 1995 net earnings. The fourth-quarter 1995 termination of an agreement with Burroughs-Wellcome Co. for the promotion of their product Zovirax, also contributed to the year-to-year decrease in this revenue classification.

COSTS AND EXPENSES

Consolidated operating expenses, stated as a percent of net sales, were as follows:

First quarter ended March 31,                          1996        1995
                                                       ----        ----
Cost of products sold                                  28.9%       30.2%(1)
Research and development                               17.2        17.5
Marketing, administrative and other                    36.2        36.2 (1)
Restructuring charges                                  14.8
Merger costs                                            1.3
Operating income                                        2.6        19.6 (1)

(1) Previously reported for 1995 as 28.6% (cost of products sold), 35.7% (marketing, administrative and other), and 21.7% (operating income). Gains and losses from currency exchange forward contracts relating to net transaction exposures are now classified with cost of products sold to more accurately match the losses and gains on the transactions underlying the hedges. Formerly, these gains and losses had been classified as an element of nonoperating income (expense) or with administrative expense, in addition to being classified with cost of products sold, depending on the status of the contract.

The improvement in cost of products sold as a percent of sales reflects a favorable period-to-period comparison of losses and gains from the company's currency risk management program related to anticipated currency transaction exposures.

Expenditures for research and development (R&D) in the first quarter of 1996 were up slightly but declined as a percent of sales. Savings from personnel reductions and other actions to consolidate and focus the research activities of the combined company will be realized at an increasing rate in later quarters of this year. During the quarter, the company announced NDA submissions to the FDA for Pramipexole for Parkinson's Disease, Remisar for bladder cancer, and Dostinex (cabergoline) for Hyperprolactinemia.

Marketing, administrative and other (M&A) expense remained flat as a percent of sales but was up in total dollars. Additional costs were incurred during the first quarter of 1996 to reorganize certain sales, marketing, and administrative operations of the former companies into the new organization of Pharmacia & Upjohn, Inc. These expenses more than offset the initial benefits of the merger-related restructuring efforts. While restructuring accruals have been recognized for a number of employees performing marketing and administrative functions, the majority of those individuals had not left the company during the first quarter.

In December 1995, a major merger-related restructuring plan was announced to eliminate duplicate facilities and functions and to focus resources on the objectives of the newly merged company. This plan will ultimately lead to the reduction of approximately 4,100 positions worldwide and the closing or combining of numerous subsidiary locations and manufacturing facilities (plant rationalizations). In addition, steps are being taken to focus research and development activities on the most promising projects of the two companies. This should result in the reduction of total R&D projects by approximately 20 percent. Merger-related restructuring charges for the first quarter of 1996 totaled $257.2 million. These charges primarily reflect the planned reduction of approximately 1,750 positions. These costs were in addition to the $91.6 million of merger-related restructuring charges accrued during the fourth quarter of 1995. The costs in 1995 resulted from accruals for reduction of approximately 850 positions, elimination of duplicate office facilities, and other exit costs. At the end of the first quarter, approximately 1,200 employees had left the company under this restructuring program. It is expected that further restructuring charges associated with the merger and plant rationalizations will continue into 1997. First quarter 1996 cash spending related to the merger-related restructuring totaled approximately $75 million, with approximately $275 million remaining as other current and noncurrent liabilities of the company. Savings from the merger-related restructuring activities will be realized in all major expense categories and are expected to have an increasing effect on earnings as elements of the plan are fully implemented. It is estimated most elements of the restructuring plan, exclusive of portions of the plant rationalizations, will be implemented by 1997.

The merger expense recorded in 1996 consisted primarily of costs related to certain nonrecurring organizational activities, establishing the corporate identity for the new company, and various other costs of combining the two companies. It is anticipated that some additional merger expenses will be incurred in 1996.

NONOPERATING INCOME AND EXPENSE

The favorable interest income to interest expense relationship continued to contribute to first quarter 1996 earnings. Interest income was down from the fourth quarter of 1995 due to reduction of financial investments, discussed below, and to lower interest rates in Sweden and Japan.

INCOME TAXES

The estimated annual effective tax rate for 1996 is 33 percent compared to 35 percent for the year 1995. The lower rate is attributable to the effect of a greater portion of earnings taxed in jurisdictions with rates lower than the U.S. The effective rate for the first quarter of 1995 was 33 percent.

FINANCIAL CONDITION
                                                   March 31,    December 31,
                                                     1996           1995
                                                   ---------    ------------
Working capital (U.S. dollars in millions)         $2,396.9        $2,333.7
Current ratio                                          1.96            1.88
Debt to total capitalization                          17.2%           17.9%

Working capital is up, with the corresponding increase in the current ratio due to reductions in trade accounts payable. The improvement in the ratio of debt to capitalization is the result of a decrease in combined short- and long-term debt.

The company's net financial asset position, presented below, declined slightly due to a reduction in total short- and long-term investments.

                                                   March 31,    December 31,
                                                     1996           1995
                                                   ---------    ------------
Cash, equivalents and investments                  $2,380.7       $2,529.5
Short-term and long-term debt                       1,315.9        1,394.7
                                                   --------       --------
Net financial assets                               $1,064.8       $1,134.8
                                                   ========       ========

Net cash provided by first quarter 1996 operations declined to $90.6 million as compared to $150.7 million for the first quarter of 1995. This decline was primarily due to the 1996 spending on restructuring, noted above, that totaled approximately $75 million and the $22 million of merger costs.

The most significant use of cash for investing purposes was in the acquisition of property, plant and equipment, while a net reduction in financial investments resulted in the net cash provided by investing activities. The cash provided by operations and by the reduction of investments was primarily utilized for the payment of dividends to common shareholders and for repayment of debt. Cash proceeds from the issuance of common stock related to the employee stock option program was partially utilized for the purchase of treasury shares to be issued upon future exercise of options.

The company's future cash provided by operations and borrowing capacity are expected to cover normal operating cash flow needs and planned capital acquisitions for the foreseeable future.

The company utilizes derivative financial instruments in conjunction with its currency exchange risk management programs. These programs employ over-the-counter forward currency exchange contracts and purchased currency options to hedge existing net transaction exposures and certain existing obligations in several subsidiary locations. These exposures arise both from intercompany and third-party transactions. Additionally, currency options are occasionally utilized to protect the cash flows of specific anticipated transactions. All contracts used in these programs are marked-to-market each period.

The transaction hedging activities seek to protect operating results and cash flows from the potential adverse effects of currency exchange rate fluctuations. This is done by offsetting the gains or losses on the underlying exposures with losses and gains on the instruments utilized to create the hedges. The hedging of anticipated transaction exposures is intended to protect the cash flows of the company by offsetting the gains or losses on the instruments with the losses and gains of the underlying anticipated cash flows. Because the instruments are marked-to-market each period, but the anticipated transactions have not been recorded, the timing of recognition of the related gains and losses will not match.

OTHER ITEMS

While it is not possible to predict or determine the outcome of legal actions brought against the company, or the ultimate cost of environmental matters, the company continues to believe that the unaccrued costs and liabilities associated with such matters will not have a material adverse effect on the company's consolidated financial position; and, unless there is a significant deviation from the historical pattern of resolution of such issues, the ultimate liability should not have a material adverse effect on the company's results of operations or liquidity.

The company is a party, along with many other U.S. drug manufacturers and wholesalers, in numerous related federal and state civil antitrust lawsuits brought by U.S. independent and chain retail pharmacies and consumers. These suits claim violations of antitrust and pricing laws as a result of the defendants providing discounts and rebates to allegedly favored managed care customers that were not offered to the plaintiffs. Several of the suits are class actions. The first trial, a class action pending in federal court in Chicago, Illinois, is scheduled to begin later this year. The company believes it has meritorious defenses. Although potential liability cannot presently be estimated, a majority of the defendants in this class action (not including the company) recently proposed individual settlements in the range of $10 million to $60 million. The court did not approve the settlements, but it is expected that further settlement discussions will be conducted by such defendants.

PART II - OTHER INFORMATION

Item 5. In the company's 1995 Form 10-K, Part I, Item 1, Employees, it was indicated there were approximately 35,000 employees worldwide. Subsequent analysis has revealed that the number is more appropriately stated as being approximately 36,000.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)(i)   Exhibit A - Report of Independent Accountants (page 15).

         (a)(ii) Exhibit 11 - Statement regarding computation of earnings per share (page 16).

         (a)(iii) Exhibit 12 - Ratio of Earnings to Fixed Charges (page 17).

         (a)(iv) Exhibit 15 - Awareness of Coopers & Lybrand L.L.P. and KPMG Peat Marwick LLP (page 18).

         (a)(v)   Exhibit 27 - Financial Data Schedule (EDGAR filing only).

         (b) There were no reports on Form 8-K during the quarter ended March 31, 1996.

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PHARMACIA & UPJOHN, INC.
                                        (Registrant)


DATE:  May 15, 1996                     /S/R. C. SALISBURY
                                        R. C. Salisbury
                                        Executive Vice President,
                                        Finance and Administration
                                        and Chief Financial Officer



DATE:  May 15, 1996                     /S/D. W. SCHMITZ
                                        D. W. Schmitz
                                        Vice President, Corporate Law and
                                        Assistant Corporate Secretary