Form 10-Q
period 1996-06-30
PHARMACIA & UPJOHN INC
filed 1996-08-14
CIK 949573

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1996

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


The number of shares of Common Stock, $.01 Par Value, outstanding as of August 7, 1996 was 508,353,208.

                          Page 1 of 21 pages.
             The exhibit index is set forth on page 16.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(All U.S. Dollar Amounts in Thousands, Except Per-Share Data)

                                                           Unaudited
                                       ---------------------------------------------------
                                        For Three Months             For Six Months
                                          Ended June 30,             Ended June 30,
                                       -----------------------   -----------------------
                                          1996        1995          1996         1995
                                       ----------  ----------    ----------   ----------
Net sales                              $1,775,288  $1,770,306    $3,515,426   $3,451,571
Other revenue                              28,663      37,221        46,005       95,240
                                       ----------  ----------    ----------   ----------
    Operating revenue                   1,803,951   1,807,527     3,561,431    3,546,811

Cost of products sold                     495,061     483,766     1,003,212      991,222
Research & development                    302,772     323,666       602,528      618,243
Marketing, administrative and other       720,651     669,674     1,347,533    1,277,536
Restructuring charges                     163,700      11,804       420,900       11,804
Merger costs                               29,375          49        51,403           49
                                       ----------  ----------    ----------   ----------
    Operating income                       92,392     318,568       135,855      647,957

Interest income                            46,972      53,704        95,606       98,590
Interest expense                          (22,671)    (22,926)      (41,833)     (45,003)
All other, net                              6,354      (3,518)        7,787         (797)
                                       ----------  ----------    ----------   ----------
Earnings before income taxes              123,047     345,828       197,415      700,747
Provision for income taxes                 40,600     114,100        65,100      231,200
                                       ----------  ----------    ----------   ----------
Net earnings                               82,447     231,728       132,315      469,547
Dividends on preferred stock
  (net of tax)                              3,175       3,118         6,314        6,186
                                       ----------  ----------    ----------   ----------
Net earnings on common stock           $   79,272  $  228,610    $  126,001   $  463,361
                                       ==========  ==========    ==========   ==========
Earnings per common share:
 Primary                                    $.16         $.45          $.25         $.91
 Fully diluted                              $.16         $.44          $.25         $.90


                                  See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30
(All U.S. dollar amounts in thousands)


                                                              Unaudited
                                                       ----------------------
                                                         1996        1995
                                                       --------   ----------
Net cash provided by operations                        $188,456   $  554,966
                                                       --------   ----------
Cash provided (required) by investment activities:
  Payments for acquisitions                                   -      (40,939)
  Additions of properties                              (223,757)    (228,528)
  Proceeds from sales of properties                      11,609       26,210
  Proceeds from sales of investments                    867,686      911,047
  Purchase of investments                              (762,777)  (1,002,570)
  Other                                                  (4,718)      44,677
                                                       --------   ----------
Net cash required by investment activities             (111,957)    (290,103)
                                                       --------   ----------
Cash provided (required) by financing activities:
  Proceeds from issuance of debt                         19,516       11,693
  Repayment of debt                                    (123,922)     (64,399)
  Payments of ESOP debt                                  (7,600)           -
  Net (decrease) in debt with initial maturity of
    of 90 days or less                                   85,337      (66,627)
  Dividends paid to shareholders                       (283,441)    (223,003)
  Purchase of common stock                              (51,003)    (102,599)
  Sales of treasury stock                                61,528       17,504
  Other                                                  (1,387)      (8,593)
                                                       --------   ----------
Net cash required by financing activities              (300,972)    (436,024)
                                                       --------   ----------
Effect of exchange rate changes on cash                 (11,330)      21,556
                                                       --------   ----------
Net change in cash and cash equivalents                (235,803)    (149,605)
                                                       --------   ----------
Cash and cash equivalents, beginning of year            840,525      651,660
                                                       --------   ----------
Cash and cash equivalents, end of period               $604,722   $  502,055
                                                       ========   ==========


                            See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(All U.S. dollar amounts in thousands)

                                                    June 30,      December 31,
                                                      1996            1995
                                                   -----------    ------------
                                                   (unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents                        $   604,722    $   840,525
  Short-term investments                               937,837        973,656
  Other current assets                               3,469,778      3,159,429
                                                   -----------    -----------
       Total current assets                          5,012,337      4,973,610
                                                   -----------    -----------
Long-term investments                                  628,410        715,348
                                                   -----------    -----------
Goodwill and other intangible assets, net            1,626,680      1,722 157
                                                   -----------    -----------
Properties, net                                      3,426,999      3,393,225
                                                   -----------    -----------
Other noncurrent assets                                565,967        656,261
                                                   -----------    -----------
Total assets                                       $11,260,393    $11,460,601
                                                   ===========    ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including current
    maturities of long-term debt                   $   538,404    $   524,429
  Other current liabilities                          2,136,969      2,115,499
                                                   -----------    -----------
       Total current liabilities                     2,675,373      2,639,928
                                                   -----------    -----------
Long-term debt and guarantee of ESOP debt              816,591        870,308
                                                   -----------    -----------
Other noncurrent liabilities                         1,582,844      1,563,158
                                                   -----------    -----------

Shareholders' equity:
  Preferred stock, one cent par value;
    authorized 100,000,000 shares; issued
    Series A convertible 7,179 shares
    (1995: 7,220 shares) at stated value               288,602        290,778
  Common stock, one cent par value;
    authorized 1,500,000,000 shares, issued
    508,781,859 shares (1995: 506,625,800 shares)        5,088          5,066
  Capital in excess of par value                     1,483,292      1,457,240
  Retained earnings                                  5,711,499      5,861,197
  Currency translation adjustments                  (1,072,863)      (986,278)
  Other shareholders' equity                          (230,033)      (240,796)
                                                   -----------    -----------
       Total shareholders' equity                    6,185,585      6,387,207
                                                   -----------    -----------
Total liabilities and shareholders' equity         $11,260,393    $11,460,601
                                                   ===========    ===========


                            See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All U.S. dollar amounts in thousands, except per-share data)

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

Certain 1995 amounts, as presented herein, differ from amounts presented in the quarterly financial information section of the 1995 annual report. The changes result from the reclassification of unrealized currency hedging gains and losses to better relate the accounting for the hedges with the underlying transactions. Second quarter 1995 data were affected as follows: cost of products sold decreased $8,634; marketing, administrative and other decreased $985; other nonoperating expense (currency exchange losses) increased $9,619. June 30 1995 year-to-date reclassification amounts were: cost of products sold increased $18,659; marketing, administrative and other increased $6,408; nonoperating expense decreased $25,067.

B - INVENTORIES:
                                                      June 30,    December 31,
                                                        1996          1995
                                                      ---------   ------------
    Estimated replacement cost
      (FIFO basis):
    Pharmaceutical and other finished products        $  446,342  $  487,955
    Raw materials, supplies and work in process          696,155     634,250
                                                      ----------  ----------
                                                       1,142,497   1,122,205
    Less reduction to LIFO cost                         (148,882)   (146,651)
                                                      ----------  ----------
                                                      $  993,615  $  975,554
                                                      ==========  ==========

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $369,275 at June 30, 1996, and $358,216 at December 31, 1995.

C - LITIGATION:

Various suits and claims arising in the ordinary course of business, primarily for personal injury and property damage alleged to have been caused by the use of the company's products, are pending against the company and its subsidiaries. The company is also involved in several administrative and judicial proceedings relating to environmental concerns, including actions brought by the U.S. Environmental Protection Agency and state environmental agencies for remedial cleanup at approximately 50 sites and including site clean-up at the company's discontinued industrial chemical operations. The Company's estimate of the ultimate cost to be incurred in connection with these environmental situations could change due to uncertainties at many sites with respect to potential cleanup remedies, the estimated cost of cleanup, and the company's ultimate share of a site's cost.

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

In May 1994, the U.S. Food and Drug Administration (FDA) established a Task Force to review the FDA's prior inspection report on Halcion, including an assessment of the conclusions of the report, the approval of the drug, related FDA processes and procedures, and the violation of any laws. The U.S. Attorney's Office in Grand Rapids, Michigan assisted in this review. Several company employees have given testimony before a grand jury sitting in the U.S. District Court for the Western District of Michigan, and a number of current and former employees have been interviewed by FDA and Justice Department investigators. The Task Force recently issued its report, which found no evidence of criminal wrongdoing, but suggested that the Justice Department is the appropriate entity to determine and evaluate the facts and to determine whether criminal offenses had occurred and should be pursued. The Task Force also concluded that the evidence supports the safety and efficacy of Halcion tablets when used in accordance with its approved labeling. However, the Task Force recommended that a wide spectrum of experts review the safety and efficacy data on Halcion tablets, and report their findings to the FDA's Psychopharmalogical Drugs Advisory Committee. The Task Force also recommended several improvements in FDA practices and procedures. The company cannot predict the outcome of any continuing investigation by the Justice Department or the FDA. A subcommittee of the House of Representatives has instituted a review of some of the conclusions of the original inspection report and is reviewing the Task Force report. The company has furnished the subcommittee a large number of documents in responding to the subcommittee's request. The company cannot predict the nature, scope, or timing of any further review by the subcommittee.

The company is a party along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, some of which have been or are in the process of being consolidated and transferred to Federal District Court for the Northern District of Illinois for purposes of discovery. These suits, brought by independent pharmacies and chains, generally allege unlawful conspiracy, price discrimination and price fixing and, in some cases, unfair competition, and specifically allege that the company and the other named defendants violated: (1) the Robinson-Patman Act by giving substantial discounts to hospitals, nursing homes, mail-order pharmacies, and health maintenance organizations ("HMOs") without offering the same discounts to retail drugstores, and (2) Section I of the Sherman Antitrust Act by entering into illegal vertical combination with other manufacturers and wholesalers to restrict certain discounts and rebates so they benefitted only favored customers. The Federal District Court for the Northern District of Illinois has certified a class consisting of retail pharmacies, and the same court has pending before it a suit with approximately 2,500 named retail pharmacies as plaintiffs. The suits seek treble damages and an injunction prohibiting the alleged illegal practices. A majority of the pharmaceutical company defendants (not including the company) have reached settlement agreements with the plaintiffs in the class action pending in the Northern District of Illinois for amounts ranging from $10,000 to $60,000. These settlements were recently approved by the court. The company together with the remaining settling and non-settling defendants, are appealing to the United States Court of Appeals for the Seventh Circuit from certain of the trial judge's orders. Actions raising claims similar to the federal lawsuits have been brought on behalf of retail drugstores and/or consumers in a number of state courts, including Alabama, Arizona, California, Colorado, District of Columbia, Maine, Michigan, Minnesota, New York, Washington, and Wisconsin state courts. The California State court has certified a class of consumers seeking damages resulting from the same alleged conspiracy by the defendant pharmaceutical companies. The U.S. Federal Trade Commission has instituted an inquiry into whether pharmaceutical companies, including the company, may have violated federal antitrust laws in connection with establishing prices and rebates.

Lawsuits have been filed against the company in the U.S., Japan, and Sweden alleging that the manufacturing of Genotropin infringes third-party patent rights. At this stage of the proceedings, the final outcome of the actions cannot be determined.

D - RESTRUCTURING CHARGES AND MERGER COSTS:

Restructuring charges of $163,700 and $420,900 in the second quarter and first six months of 1996, respectively, relate to actions that resulted from the merger of Pharmacia AB and The Upjohn Company and primarily reflect accruals for planned personnel reduction. Since the merger, accruals for the reduction of 3,650 positions have been made. There have been no adjustments made to increase or decrease amounts previously accrued for workforce reduction or other restructuring activities.

Merger costs of $29,375 and $51,403 recorded in the second quarter and first six months of 1996, respectively, comprise certain nonrecurring organizational costs, costs of establishing the corporate identity, and various other expenses of a nonrecurring nature required to combine the two companies.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

FINANCIAL REVIEW

Overview of Consolidated Results
U.S. dollars in millions, except per-share data that is stated on a fully diluted basis:


                                Second Quarter             Six Months
                        --------------------------  --------------------------
                                  Percent                    Percent
                           1996   Change  1995        1996   Change     1995
                        --------  ------- --------  -------- -------  --------
Total revenue           $1,804.0   (0.2%) $1,807.5  $3,561.4    0.4   $3,546.8
Operating income            92.4   (71.0)    318.6     135.9  (79.0)     648.0
Net earnings                82.4   (64.4)    231.7     132.3  (71.8)     469.5
Fully diluted earnings
  per common share         $0.16   (63.6)    $0.44     $0.25  (72.2)     $0.90

When comparing operating performance for the second quarter and first six months of 1996 to those periods in 1995, restructuring expenses, merger costs, and an unusual expense item should be considered. Major restructuring and merger costs associated with the November 1995 merger, totaling $193.1 million ($117.9 million or $.22 per share after tax), were incurred in the second quarter of 1996. Restructuring and merger costs for the first six months of 1996 were $472.3 million ($297.0 million or $.57 per share after tax). Restructuring and merger costs were $11.9 million ($8.5 million or $.02 per share after tax) for the second quarter and first six months of 1995. Also in the second quarter of 1996, the company announced the termination of an agreement to develop the hemoglobin-based oxygen transport product, Hemopure. Dissolution of this agreement led to the impairment of an investment resulting in a charge of $106.2 million ($69.1 million or $.13 per share after tax) that was reported with marketing, administrative and other expense.

In the first quarter of 1995, the sale of the company's rights under a product co-marketing agreement increased other operating revenue for that six-month period by $42.0 million ($26.0 million or $.05 per share after tax).

The company's prior year results were derived from the separate financial statements of Pharmacia AB and The Upjohn Company. These statements were combined retroactively to reflect the merger that was consummated on November 2, 1995. Certain reclassifications have been made to prior-year amounts to reflect the current year's presentation.

PRODUCT SALES

The table below provides a year-to-year comparison of consolidated net sales by major therapeutic product group:

U.S. dollars in millions
                            Second Quarter                 Six Months
                       ------------------------    --------------------------
                                 Percent                     Percent
                         1996    Change    1995      1996    Change     1995
                       --------  ------- --------  --------  -------  --------
Infectious disease     $  128.3  (21.3)% $  163.1  $  291.5  (17.4)%  $  353.1
Metabolic disease         158.7   (7.2)     171.0     307.1   (4.9)      322.8
Critical care and
  thrombosis              169.0   14.6      147.5     311.8    7.2       290.8
Central nervous system    143.1   (0.1)     143.2     274.1   (1.6)      278.6
Oncology                  143.3   (6.0)     152.5     274.9   (4.4)      287.6
Women's health            123.8  (11.3)     139.6     265.3    0.8       263.3
Nutrition                 108.1    5.7      102.3     218.1   10.5       197.4
Ophthalmology              69.8  (14.3)      81.4     131.8  (13.7)      152.8
Other prescription
  pharmaceutical          204.5  (15.5)     242.1     431.6   (8.9)      474.0
Consumer Healthcare       206.8   77.4      116.6     363.8   66.0       219.2
Animal Health              89.7    2.4       87.6     175.4    2.3       171.4
Chemical and Contract
  Manufacturing            64.7   23.2       52.5     138.7   28.7       107.8
                       --------  -----   --------  --------  -----    --------
Total pharmaceutical    1,609.8    0.7    1,599.4   3,184.4    2.1     3,118.8
Diagnostics                58.2  (16.4)      69.6     117.2  (16.3)      140.0
Biotech/Biosensor         107.3    5.9      101.3     214.1   11.0       192.8
                       --------  -----   --------  --------  -----    --------
Consolidated net sales $1,775.3    0.3   $1,770.3  $3,515.4    1.9%   $3,451.6
                       ========  =====   ========  ========  =====    ========

Consolidated sales outside the U.S. for the second quarter of 1996 were $1,214.4 million, down 1.9 percent from $1,237.5 million for the same period in 1995. Sales outside the U.S. represented 68.4 percent of second quarter 1996 consolidated sales, down from 69.9 percent for the second quarter of 1995. Sales in the United States for the second quarter of 1996 were $560.9 million, up 5.3 percent from $532.8 million for this period in 1995 while for the first six months, sales of $1,106.1 for 1996 compared to $1,047.3 for 1995, an increase of 5.6 percent. For the six months year-to-date, consolidated sales outside the U.S. of $2,409.3 were up 0.2 percent from $2,404.3 for the same period in 1995. This represented 68.5 percent and 69.7 percent of consolidated sales for these six-month periods, respectively.

The relatively flat sales comparison for the second quarter of 1996 occurred in spite of 4% adverse effect from foreign exchange, a biennial price decrease in Japan and continued generic competition in the U.S.

The second-quarter sales decline in Infectious Disease products resulted from declines in all major product groups. Sales of the Cleocin (Dalacin outside the U.S.) family of antibiotic products were off in non-U.S. markets. Sales of Vantin, the broad-spectrum oral antibiotic sold primarily in the U.S., declined significantly due to competition from new products. For the first six months of 1996, sales of Vantin were also affected adversely by a relatively moderate cold and flu season.

Second-quarter sales of products for the treatment of Metabolic Disease were led by Genotropin, the growth hormone that recorded good growth in non-U.S.markets. Sales of Genotropin were up significantly in Europe, especially in Italy and Germany, due to activity increases. In spite of volume increases, sales of Genotropin in Japan were down due to government mandated biennial price decreases. U.S. sales of Genotropin are now permitted and patient enrollment is increasing. Continuing U.S. generic competition for Micronase tablets (glyburide), the oral anti-diabetes agent, led to a significant decline in sales of this product. Sales of Glynase, the oral anti-diabetes agent were up in the U.S., partially offsetting the decline in Micronase.

Sales growth in the second quarter in Critical Care and Thrombosis products was led by Fragmin, the treatment for prevention of blood clots in connection with surgery. Fragmin demonstrated good growth throughout Europe, especially Germany, Sweden, and Austria. Sales of Solu-Medrol and other Medrol products were down, largely due to price decreases in Japan.

Sales of Central Nervous System agents for the second quarter were flat. Second quarter 1996 sales of Xanax, the anti-anxiety agent, were up slightly in the U.S. where this product has suffered substantially from generic competition. Xanax recorded strong sales growth in Europe, especially Italy and Spain. Sales of Halcion Tablets, the sleep inducing agent, were down slightly in all world markets. Sermion, the agent for the treatment of senile dementia, declined substantially in Japan but were up in other non-U.S. locations. Cabergoline, the anti-parkinsonian agent, has now been approved for sale in several European markets and a New Drug Application (NDA) has been filed with the U.S. Food and Drug Administration (FDA) requesting approval for sale in the U.S.

The Oncology group of products continued to be led by sales of Farmorubicin, the cytostatic agent for the treatment of solid tumors and leukemia. Second quarter sales of Farmorubicin were down somewhat largely due to unfavorable pricing pressure in Japan. Sales of Adriamycin, also a cytostatic agent for treatment of solid tumors and leukemia, were down in the U.S. due to generic competition. Other branded and generic oncology products recorded moderate sales growth outside the U.S. During the second quarter, the FDA approved Camptosar (irinotecan), for the treatment of refractory colorectal cancer, for sale in the U.S.

Sales growth in the Women's Health product group continued to be led by the U.S. performance of Depo-Provera, the injectable contraceptive. Sales of Depo-Provera in non-U.S. markets were down for the quarter. U.S. sales of Ogen, the estrogen replacement therapy, were off due to continued generic substitution. Sales of Provera products (medroxyprogesterone), the progestational agents, were down in the U.S. due to increasing generic competition.

The growth in sales of Nutrition products was led by Intralipid (including related mixing products), a fat emulsion for intravenous nutrient delivery. This growth benefited from the third quarter 1995 purchase of a majority interest of a joint venture in China, resulting in its consolidation. All other nutritional products as a group also demonstrated growth in non-U.S. markets.

The decline in sales of Ophthalmology products was the result of a worldwide decline in sales of Healon, for cataract surgery. The decline in non-U.S. markets was largely attributable to increased competition and related price reductions. In Japan, the government mandated biennial price decrease contributed to the sales decline for this product.

Other Prescription Pharmaceutical products sales were led by Caverject, the treatment for male impotence. The first U.S. Caverject sales were recorded in late 1995 and now the product is sold in major markets worldwide. Late in the first quarter of 1996, Rogaine 2% solution, the treatment for hair loss, was approved for over-the-counter (non-prescription) sales. (See discussion regarding Rogaine in the Consumer Healthcare analysis below). An NDA was submitted to the FDA for a Rogaine 5% Minoxidil formulation for the treatment of common hair loss in December 1995. Sales of Salazopyrin, the preparation used to treat inflammatory bowel disorder and rheumatoid arthritis, were up slightly in non-U.S. markets. U.S. sales of Ansaid Tablets (flurbiprofen), the anti-inflammatory agent, continued to decline as a result of generic competition.

Consumer Healthcare product sales were up significantly due to the addition of U.S. over-the-counter (OTC) sales of Rogaine and Nicorette gum to this group late in the first quarter of 1996. The strong second quarter sales of Rogaine 2% solution followed initial sales to establish retail inventories late in the first quarter. The increase in the OTC sales of Rogaine 2% solution have greatly exceeded the prior year prescription sales. Strong sales of Nicorette gum, the treatment for smoking cessation, were recorded in the second quarter. Nicorette Gum is marketed by SmithKline Beecham.

Non-U.S. sales of Nicorette products were also up. Sales of Motrin IB, the non-steroidal analgesic agent, were flat for the second quarter.

Sales for the Animal Health product group were up in the quarter due to strong sales in non-U.S. markets. Sales in the U.S. were depressed somewhat by reductions in herds due to supply surpluses. The reduction in U.S. sales is reflective of all major product groups.

Sales growth recorded by the Chemical and Contract Manufacturing group in the second quarter of 1996 was primarily due to the transfer of certain European products into this sales classification for 1996 (reported in other prescription pharmaceutical groupings in 1995). Sales of Specialty and Commodity Steroid products were down slightly for the quarter.

Sales of the Diagnostics business were down significantly, especially in Japan where lower sales of allergy diagnostic products suffered from an overall milder pollen season. Sales in Europe also were down due to changes in reimbursement policies in Germany, France and Switzerland.

The Biotech/Biosensor group recorded good sales growth in the U.S. while sales outside the U.S. were off slightly. This business develops, manufactures, and markets systems, reagents, and chemicals for pharmaceutical and biotechnology companies and academic research laboratories.

OTHER OPERATING REVENUE

In the second quarter of 1995, the sale of certain distribution rights added $21.1 million to this revenue category. Exclusive of that item, other revenue from co-marketing agreements is up for the second quarter of 1996. In the first quarter of 1995, the company sold rights under a product co-marketing agreement that added $42 million to this revenue classification, adding to the comparative decline for the first six months of 1996.

COSTS AND EXPENSES

Consolidated operating expenses, stated as a percent of net sales, were as follows:
                                  Second Quarter            Six Months
                                  ---------------        ----------------
                                  1996       1995        1996        1995
                                  ----       ----        ----        ----
Cost of products sold             27.9%      27.3%(1)    28.5%       28.7%(1)
Research and development          17.1       18.3        17.1        17.9
Marketing, administrative
  and other                       40.6       37.8 (1)    38.3        37.0 (1)
Restructuring charges              9.2        0.7        12.0         0.3
Merger costs                       1.7        -           1.5         -
Operating income                   5.2       18.0 (1)     3.9        18.8 (1)

(1)  Previously reported for the second quarter (first six months of 1995) as:
     Cost of products sold - 27.8% (28.2%); Marketing, administrative and other - 37.9% (36.8%); and Operating income - 17.5% (19.5%). Gains and losses from currency exchange forward contracts relating to certain net transaction and anticipated currency exchange exposures are now classified with cost of products sold to more accurately match the losses and gains on the instruments underlying the exposures. Formerly, these gains and losses had been classified as either an element of nonoperating income (expense) or with administrative expense, depending on the status of the contract.

The second quarter 1996 increase in cost of products sold as a percent of sales reflects an unfavorable period-to-period comparison in product mix. Generic competition has continued to reduce sales of the company's higher margin products. Those sales have generally been replaced by products carrying lower gross profit. Favorable comparisons, both for the second quarter and the first six months of 1996, of losses and gains from the company's currency risk management program related to anticipated currency transaction exposures have mitigated this decline somewhat.

Expenditures for research and development (R&D) in the second quarter of 1996 declined somewhat in both dollars and as a percent of sales. Savings from personnel reductions and other actions to consolidate and focus the research activities of the combined company are beginning to be realized in this expense category. During the quarter, the company announced regulatory filings for Rescriptor (U.S.), the company's antiviral treatment for AIDS and Remisar Tablets (U.S. and Japan), for bladder cancer.

The significant increase in marketing, administrative and other expense (M&A), both in total dollars and as a percent of sales, resulted principally from the termination of an agreement with Biopure Corporation. A charge of $106.2 million was incurred to recognize the impairment of an investment in this company that arose because of the termination of this co-development agreement. Excluding the effect of this charge from the second quarter comparison, M&A expense declined as a percent of sales both for the quarter and on a year-to-year basis, because savings from the merger-related restructuring are beginning to be realized. Additional costs that have been incurred to reorganize certain sales, marketing and administrative operations have been offset somewhat by certain administrative credits.

In December 1995, a major merger-related restructuring plan was announced to eliminate duplicate facilities and functions and to focus resources on the objectives of the newly merged company. This plan will ultimately lead to the reduction of approximately 4,100 positions worldwide and the closing or combining of numerous subsidiary locations and manufacturing facilities (plant rationalizations). In addition, steps are being taken to focus research and development activities on the most promising projects of the two companies. This should result in the reduction of total R&D projects by approximately 20 percent. Merger-related restructuring charges for the second quarter of 1996 totaled $163.7 million and were $420.9 million for the six months ended June 30, 1996. These costs were in addition to the $91.6 million of merger-related restructuring charges accrued during the fourth quarter of 1995. These charges primarily reflect the planned and actual reduction of approximately 3,650 positions through June 30, 1996. The costs in 1995 resulted from accruals for reduction of approximately 850 of these positions, elimination of duplicate office facilities, and other exit costs. At the end of the second quarter of 1996, approximately 2,600 employees had left the company under this restructuring program. It is expected that further restructuring charges associated with the merger and plant rationalizations will continue into 1997. Cash spending in 1996 related to the merger-related restructuring totaled approximately $175 million, with approximately $340 million remaining as other current and noncurrent liabilities of the company. Savings from the merger-related restructuring activities will be realized in all major expense categories and are expected to have an increasing effect on earnings as elements of the plan are fully implemented. It is estimated that most elements of the restructuring plan, exclusive of portions of the plant rationalizations, will be implemented by 1997.

The merger costs recorded in 1996 consisted primarily of expenses related to certain nonrecurring organizational activities, establishing the corporate identity for the new company, and various other costs of combining the two companies. Future merger costs are anticipated to decline substantially from those recorded in prior periods.

NONOPERATING INCOME AND EXPENSE

The favorable interest income to interest expense relationship continued to contribute to second quarter 1996 earnings. The comparative decline in interest income resulted from lower levels of both short- and long-term investments.

INCOME TAXES

The estimated annual effective tax rate for 1996 is 33 percent compared to 35 percent for the year 1995. Excluding nonrecurring charges, the effective tax rate for 1996 is estimated to be 35 percent, unchanged from the prior year.

FINANCIAL CONDITION

                                                   June 30,     December 31,
                                                     1996           1995
                                                   --------     -----------
Working capital (U.S. dollars in millions)         $2,337.0       $2,333.7
Current ratio                                          1.87           1.88
Debt to total capitalization                          18.0%          17.9%

Working capital and the current ratio are essentially unchanged from December 31, 1995. Decreases in cash and short-term investments, partially due to cash payments for restructuring, were offset by increases in other current assets. Current liabilities remained at similar levels between these two measurement periods. The ratio of debt to capitalization is also essentially unchanged from the prior year end. A current year decline in total debt is proportionately offset by the change in shareholders' equity.

The company's net financial asset position, presented below, declined due to a reduction in total short- and long-term investments, in addition to a decline in cash from operations (discussed below).

                                                   June 30,     December 31,
                                                     1996           1995
                                                   --------     -----------
Cash, equivalents and investments                  $2,171.0       $2,529.5
Short-term and long-term debt                       1,355.0        1,394.7
                                                   --------       --------
Net financial assets                               $  816.0       $1,134.8
                                                   ========       ========

Net cash provided by operations for the first six months of 1996 declined to $188.5 million compared to $555.0 million for the first six months of 1995. This decline was primarily due to the large cash expenditures required by the merger-related restructuring and by other merger costs. In addition, the company's investments in receivables, inventories, deferred taxes and other current assets all increased since the end of the prior year. A portion of this increase resulted from the combination of operations and the change in methods of operation.

For investing purposes, the most significant use of cash resulted from the acquisition of property, plant and equipment. Operating cash utilized for this capital spending and for dividends to shareholders was supplemented by reducing short- and long-term financial investments. When compared to the prior year, dividends to common shareholders rose due to the greater number of outstanding shares issued to effect the merger and an effective increase in combined dividend rate per share. Cash proceeds from the issuance of treasury stock related to the employee option program and was primarily utilized for the purchase of common shares to be issued upon future exercise of stock options.

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

OTHER ITEMS

Various suits and claims arising in the ordinary course of business, primarily for personal injury and property damage alleged to have been caused by the use of the company's products, are pending against the company and its subsidiaries. The company is also involved in several administrative and judicial proceedings relating to environmental concerns, including actions brought by the U.S. Environmental Protection Agency and state environmental agencies for remedial cleanup at approximately 50 sites and including site clean-up at the company's discontinued industrial chemical operations. The Company's estimate of the ultimate cost to be incurred in connection with these environmental situations could change due to uncertainties at many sites with respect to potential cleanup remedies, the estimated cost of cleanup, and the company's ultimate share of a site's cost.

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

In May 1994, the U.S. Food and Drug Administration (FDA) established a Task Force to review the FDA's prior inspection report on Halcion, including an assessment of the conclusions of the report, the approval of the drug, related FDA processes and procedures, and the violation of any laws. The Task Force recently issued its report, which found no evidence of criminal wrongdoing, but suggested that the Justice Department is the appropriate entity to determine and evaluate the facts and to determine whether criminal offenses had occurred and should be pursued. The Task Force also concluded that the evidence supports the safety and efficacy of Halcion tablets when used in accordance with its approved labeling. However, the Task Force recommended that a wide spectrum of experts review the safety and efficacy data on Halcion tablets, and report their findings to the FDA's Psychopharmalogical Drugs Advisory Committee. The company cannot predict the outcome of any continuing investigation by the Justice Department or the FDA. A subcommittee of the House of Representatives has instituted a review of some of the conclusions of the original inspection report and is reviewing the Task Force report. The company has furnished the subcommittee a large number of documents in responding to the subcommittee's request. The company cannot predict the nature, scope, or timing of any further review by the subcommittee.

The company is a party along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, some of which have been or are in the process of being consolidated and transferred to Federal District Court for the Northern District of Illinois for purposes of discovery. These suits, brought by independent pharmacies and chains, generally allege unlawful conspiracy, price discrimination and price fixing and, in some cases, unfair competition, and specifically allege that the company and the other named defendants violated: (1) the Robinson-Patman Act and (2) Section I of the Sherman Antitrust Act. The Federal District Court for the Northern District of Illinois has certified a class consisting of retail pharmacies, and the same court has pending before it a suit with approximately 2,500 named retail pharmacies as plaintiffs. The suits seek treble damages and an injunction prohibiting the alleged illegal practices. A majority of the pharmaceutical company defendants (not including the company) have reached settlement agreements with the plaintiffs in the class action pending in the Norther District of Illinois for amounts ranging from $10 million to $60 million. These settlements were recently approved by the court. The company together with the remaining settling and non-settling defendants, are appealing to the United States Court of Appeals for the Seventh Circuit from certain of the trial judge's orders. Actions raising claims similar to the federal lawsuits have been brought on behalf of retail drugstores and/or consumers in a number of state courts. The California State court has certified a class of consumers seeking damages resulting from the same alleged conspiracy by the defendant pharmaceutical companies. The U.S. Federal Trade Commission has instituted an inquiry into whether pharmaceutical companies, including the company, may have violated federal antitrust laws in connection with establishing prices and rebates.

Lawsuits have been filed against the company in the U.S., Japan, and Sweden alleging that the manufacturing of Genotropin infringes third-party patent rights. At this stage of the proceedings, the final outcome of the actions cannot be determined. (Refer to Note C - Litigation for more information.)

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         One shareholder proposal was voted on and 5 directors were elected by security holders at the company's Annual Meeting of Shareholders which convened on May 6, 1996.

         The shareholder proposal requested that the Board form a committee to formulate an educational plan that would inform women of the possible abortifacient action of any of the company's products.

               Affirmative votes                             15,605,985
               Negative votes                               393,445,964
               Abstentions                                   53,773,532

         The following directors were elected at the meeting:

               Richard H. Brown           Votes for         457,846,237
                                          Votes withheld      4,979,244

               M. Kathryn Eickhoff        Votes for         457,756,657
                                          Votes withheld      5,068,824

               Jan E. Ekberg              Votes for         457,847,658
                                          Votes withheld      4,977,823

               R.L. Berthold Lindqvist    Votes for         457,526,814
                                          Votes withheld      5,298,667

               Bengt L. Samuelsson        Votes for         457,765,938
                                          Votes withheld      5,059,543

         Members of the Board of Directors whose term of office continued after the meeting include:

               Richard H. Brown
               Frank C. Carlucci
               Gustaf A.S. Douglas
               M. Kathryn Eickhoff
               Jan E. Ekberg
               Daryl F. Grisham
               J. Soren Gyll
               William E. LaMothe
               Goren A. Linden
               R.L. Berthold Lindqvist
               Olof G. Lund
               William D. Mulholland
               William U. Parfet
               Ulla B. Reinius
               Bengt I. Samuelsson
               John L. Zabriskie

Item 6.  Exhibits and Reports on Form 8-K.

         (a)(i)   Exhibit A - Report of Independent Accountants (page 18).

         (a)(ii) Exhibit 11 - Statement regarding computation of earnings per share (page 19).

         (a)(iii) Exhibit 12 - Ratio of Earnings to Fixed Charges (page 20).

         (a)(iv)  Exhibit 15 - Awareness of Coopers & Lybrand L.L.P. (page
                  21).

         (a)(v)   Exhibit 27 - Financial Data Schedule (EDGAR filing only).

         (b) Form 8-K - A current report on Form 8-K dated June 18, 1996 was filed during the quarter announcing the action of the Board of Directors to appoint Coopers & Lybrand L.L.P. as the company's certifying accountant. On July 2, 1996, Form 8-K/A was filed amending the June 18, 1996 filing by adding a letter from KPMG Peat Marwick LLP wherein KPMG Peat Marwick LLP affirmed the statements made in the June 18 filing.

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PHARMACIA & UPJOHN, INC.
                                        (Registrant)


DATE:  8/14/96                          /S/R. C. SALISBURY
                                        ----------------------------
                                        R. C. Salisbury
                                        Executive Vice President,
                                        Finance and Administration
                                        and Chief Financial Officer



DATE:  8/14/96                          /S/K. M. Cyrus
                                        ----------------------------
                                        K. M. Cyrus
                                        Senior Vice President,
                                        General Counsel and Secretary