Form 10-Q
period 1996-09-30
PHARMACIA & UPJOHN INC
filed 1996-11-14
CIK 949573

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From           to

            _______________________________________________________


                         Commission File Number 1-4147



                            PHARMACIA & UPJOHN, INC.
             (Exact name of registrant as specified in its charter)


                    Delaware                         98-0155411
            (State of incorporation)             (I. R. S. Employer
                                                 Identification No.)


           67 Alma Road, Windsor, Berkshire SL4 3HD United Kingdom
             (Address of principal executive offices)  (Zip Code)


            Registrant's telephone number     44 1753 757575


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject
to such filing requirements for the past 90 days.  YES   X      NO


The number of shares of Common Stock, $1 Par Value, outstanding as of November 7, 1996 was 508,095,894.

                               Page 1 of 23 pages

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(All U.S. Dollar Amounts in Thousands, Except Per-Share Data)



                                                       ------------------------------------------------------------------
                                                                                  Unaudited
                                                       ------------------------------------------------------------------
                                                            For Three Months                       For Nine Months
                                                           Ended September 30,                   Ended September 30,
                                                       ---------------------------          -----------------------------
                                                          1996              1995                1996               1995
                                                       ----------        ----------          ----------         ----------
Net sales                                              $1,720,690        $1,692,726          $5,236,116         $5,144,297
Other revenue                                              20,533            28,799              66,538            124,039
                                                       ----------        ----------          ----------         ----------
      Operating revenue                                 1,741,223         1,721,525           5,302,654          5,268,336

Cost of products sold                                     533,268           466,439           1,536,480          1,457,661
Research & development                                    330,167           303,503             932,695            921,746
Marketing, administrative and other                       539,690           636,370           1,887,223          1,913,906
Restructuring charges                                      37,300               -               458,200             11,804
Merger costs                                               15,506             1,870              66,909              1,919
                                                       ----------        ----------          ----------         ----------
      Operating income                                    285,292           313,343             421,147            961,300

Interest income                                            31,269            57,631             126,875            156,221
Interest expense                                           (9,482)          (24,929)            (51,315)           (69,932)
All other, net                                             (2,882)           (1,347)              4,905             (2,144)
                                                        ----------        ---------          ----------         ----------

Earnings before income taxes                              304,197           344,698             501,612          1,045,445
Provision for income taxes                                100,400           113,800             165,500            345,000
                                                       ----------        ----------          ---------          ----------

Net earnings                                              203,797           230,898             336,112            700,445
Dividends on preferred stock
      (net of tax)                                          3,157             3,109               9,471              9,295
                                                       ----------        ----------          ----------         ----------
Net earnings on common stock                           $  200,640        $  227,789         $   326,641         $  691,150
                                                       ==========        ==========          ==========         ==========


 Earnings per common share:
  Primary                                              $     0.39         $    0.45         $      0.64         $     1.36
                                                       ==========        ==========         ===========         ==========
  Fully diluted                                        $     0.39         $    0.44         $      0.64         $     1.34
                                                       ==========         =========         ===========         ==========

                            See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30
(All U.S. dollar amounts in thousands)



                                                                           -----------------------------
                                                                                     Unaudited
                                                                           -----------------------------
                                                                               1996              1995
                                                                           ----------         ----------
Net cash provided by operations                                            $  543,697         $  793,903
                                                                           ----------         ----------
Cash provided (required) by investment activities:
  Acquisitions of subsidiaries                                                (24,480)           (53,006)
  Additions of properties                                                    (399,823)          (354,627)
  Proceeds from sales of properties                                            15,502             37,659
  Proceeds from sales of investments                                        1,711,496          1,303,639
  Purchase of investments                                                  (1,302,999)        (1,368,450)
  Proceeds from the sale of discontinued operations                             -                 11,959
  Other                                                                         2,950             91,192
                                                                           ----------         ----------
Net cash provided (required) by investment activities                           2,646           (331,634)
                                                                           ----------         ----------

Cash provided (required) by financing activities:
  Proceeds from issuance of debt                                               28,349             13,295
  Repayment of debt                                                          (394,551)           (72,561)
  Payments of ESOP debt                                                        (7,600)                -
  Debt maturing in three months or less (net)                                 498,281            (56,265)
  Dividends paid to shareholders                                             (424,531)          (288,145)
  Purchase of treasury stock                                                  (77,354)          (102,599)
  Proceeds from issuance of stock                                              79,821             41,792
  Other                                                                           104              4,988
                                                                           ----------          ---------
Net cash required by financing activities                                    (297,481)          (459,495)
                                                                           ----------         ----------

Effect of exchange rate changes on cash                                         2,690             29,545
                                                                           ----------         ----------

Net change in cash and cash equivalents                                       251,552             32,319

Cash and cash equivalents, beginning of year                                  840,525            651,660
                                                                           ----------         ----------
Cash and cash equivalents, end of period                                   $1,092,077         $  683,979
                                                                           ==========         ==========





                            See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(All U.S. dollar amounts in thousands)

                                                                        ----------------------------------
                                                                                    Unaudited
                                                                        ----------------------------------

                                                                        September 30,         December 31,
                                                                           1996                   1995
                                                                        -----------           ------------


                                     ASSETS
Current assets:
  Cash and cash equivalents                                             $ 1,092,077           $   840,525
  Short-term investments                                                    766,274               973,656
  Other current assets                                                    3,384,221             3,159,429
                                                                        -----------           -----------
          Total current assets                                            5,242,572             4,973,610
                                                                        -----------           -----------
Long-term investments                                                       557,867               715,348
                                                                        -----------           -----------
Goodwill and other intangible assets, net                                 1,621,791             1,722,157
                                                                        -----------           -----------
Properties, net                                                           3,523,308             3,393,225
                                                                        -----------           -----------
Other noncurrent assets                                                     582,174               656,261
                                                                        -----------           -----------
Total assets                                                            $11,527,712           $11,460,601
                                                                        -----------           -----------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including current
    maturities of long-term debt                                        $   677,766           $   524,429
  Other current liabilities                                               2,074,804             2,115,499
                                                                        -----------           -----------
          Total current liabilities                                       2,752,570             2,639,928
                                                                        -----------           -----------
Long-term debt and guarantee of ESOP debt                                   829,731               870,308
                                                                        -----------           -----------
Other noncurrent liabilities                                              1,531,623             1,563,158
                                                                        -----------           -----------

Shareholders' equity:
  Preferred stock, one cent par value;
    authorized 100,000,000 shares; issued
    Series A convertible 7,137 shares
    (1995: 7,220 shares) at stated value                                    287,117               290,778
  Common stock, one cent par value;
    authorized 1,500,000,000 shares, issued
    508,686,313 shares (1995: 506,625,800 shares)                             5,087                 5,066
  Capital in excess of par value                                          1,551,952             1,457,240
  Retained earnings                                                       5,775,494             5,861,197
  Currency translation adjustments                                         (916,859)             (986,278)
  Other shareholders' equity                                               (289,003)             (240,796)
                                                                        -----------           -----------
          Total shareholders' equity                                      6,413,788             6,387,207
                                                                        -----------           -----------
Total liabilities and shareholders' equity                              $11,527,712           $11,460,601
                                                                        -----------           -----------




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

Certain 1995 amounts, as presented herein, differ from amounts presented in the quarterly financial information section of the 1995 annual report. The changes result from the reclassification of unrealized currency hedging gains and losses to better relate the accounting for the hedges with the underlying transactions. Third quarter 1995 data were affected as follows: cost of products sold decreased $27,897; marketing, administrative and other decreased $11,717; nonoperating expense (currency exchange losses) increased $39,614. September 30, 1995 year-to-date reclassification amounts were: cost of products sold decreased $9,238; marketing, administrative and other decreased $5,309; nonoperating expense increased $14,547.

B - INVENTORIES:

                                                                      September 30,           December 31,
                                                                          1996                    1995
                                                                      ------------            ------------
    Estimated replacement cost
      (FIFO basis):
    Pharmaceutical and other finished products                         $  451,803              $  487,955
    Raw materials, supplies and work in process                           717,530                 634,250
                                                                       ----------              ----------
                                                                        1,169,333               1,122,205
    Less reduction to LIFO cost                                          (149,709)               (146,651)
                                                                       ----------              ----------
                                                                       $1,019,624              $  975,554
                                                                       ==========              ==========

 Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $393,417 at September 30, 1996, and $358,216 at December 31, 1995.

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

The company is a party along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, some of which have been consolidated and transferred to Federal District Court for the Northern District of Illinois. These suits allege that the company and the other named defendants violated: (1) the Robinson-Patman Act by giving substantial discounts and rebates to mail-order pharmacies and managed health care organizations without according the same discounts to retail pharmacies, and (2) Section I of the Sherman Antitrust Act by entering into illegal agreements to deny such discounts and rebates to retailers. The Federal District Court for the Northern District of Illinois certified a national class of retail pharmacies in November 1994. In July 1996, the Federal District Court approved a settlement between a majority of the pharmaceutical company defendants (not including the company) and the plaintiffs in the class action pending in the Northern District of Illinois for amounts ranging from $10,000 to $60,000. The company together with the remaining settling and non-settling defendants, are appealing to the United States Court of Appeals for the Seventh Circuit from certain of the trial judge's orders. Actions raising claims similar to the federal lawsuits have been brought on behalf of retail drugstores and/or consumers in a number of state courts, including Alabama, Arizona, California, Colorado, the District of Columbia, Maine, Michigan, Minnesota, New York, Washington, and Wisconsin. The California State court has certified both a retailer class and a consumer class, and the Wisconsin State court has certified a retailer class. In March 1996, the Federal Trade Commission ("FTC") issued a resolution authorizing an investigation to determine whether 22 prescription drug manufacturers, including the Company, are engaging in unlawful concerted activities to raise, fix, maintain or stabilize the prices of pharmaceutical drugs in the United States. In July 1996, the FTC issued document subpoenas to each of the manufacturers, requesting pricing and marketing documents. The Company has produced documents to the FTC in response to the subpoena.

 D - RESTRUCTURING CHARGES AND MERGER COSTS:

Restructuring charges of $37,300 and $458,200 in the third quarter and first nine months of 1996, respectively, relate to actions that resulted from the merger of Pharmacia AB and The Upjohn Company and primarily reflect accruals for planned personnel reduction. Similar charges amounting to $91,600, were recorded in the fourth quarter of 1995. Since the merger, accruals for the reduction of 3,950 positions have been made. There have been no adjustments made to increase or decrease amounts previously accrued for workforce reduction or other restructuring activities.

Merger costs of $15,506 and $66,909 recorded in the third quarter and first nine months of 1996, respectively, comprise certain nonrecurring organizational costs, costs of establishing the corporate identity, and various other expenses of a nonrecurring nature required to combine the two companies.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FINANCIAL REVIEW

Overview of Consolidated Results
U.S. dollars in millions, except per-share data that are stated on a fully diluted basis:



                                        Third Quarter                            Nine Months
                                  --------------------------              --------------------------
                                              Percent                               Percent
                                  1996        Change        1995          1996      Change        1995

 Total revenue                    $1,741.2       1.1%    $1,721.5      $5,302.7       0.7%      $5,268.3
 Operating income                    285.3      (8.9)       313.3         421.1     (56.2)         961.3
 Net earnings                        203.8     (11.7)       230.9         336.1     (52.0)         700.4
 Fully diluted earnings
   per common share               $   0.39     (11.4)    $   0.44      $   0.64     (52.2)      $   1.34

When comparing operating performance for the third quarter and first nine months of 1996 to those periods in 1995, restructuring expenses, merger costs, and non-recurring items should be considered. Restructuring and merger costs associated with the November 1995 merger, totaling $52.8 million ($33.9 million or $.06 per share after tax), were incurred in the third quarter of 1996, compared to $1.9 million ($1.2 million after tax with nominal per share effect) for 1995. Restructuring and merger costs for the first nine months of 1996 were $525.1 million ($330.9 million or $.63 per share after tax) compared to $13.7 million ($9.8 million or $.02 per share after tax) in 1995.

Year-to-date results for 1996 also include a charge of $106.2 million ($69.1 million or $.13 per share after tax) to marketing, administrative and other expense representing a write-down related to the impairment of an investment related to the second quarter termination of an agreement to develop the hemoglobin-based oxygen transport product, Hemopure. In the first quarter of 1995, the sale of the company's rights under a product co-marketing agreement increased other operating revenue for that nine-month period by $42.0 million ($26.0 million or $.05 per share after tax).

The company's prior year results were derived from the separate financial statements of Pharmacia AB and The Upjohn Company. These statements were combined retroactively to reflect the merger that was consummated on November 2, 1995. Certain reclassifications have been made to prior-year amounts to reflect the current year's presentation.

 PRODUCT SALES

The table below provides a year-to-year comparison of consolidated net sales by major therapeutic product group:

U.S. dollars in millions

                                          Third Quarter                              Nine Months
                                 ----------------------------------      ----------------------------------
                                               Percent                                Percent
                                   1996        Change        1995          1996       Change          1995
                                 --------      -------     --------      --------     -------       -------
 Infectious disease              $  117.7       (21.6)%    $ 150.2       $ 409.2      (18.7)%       $ 503.3
 Metabolic disease                  153.8         1.4        151.6         460.9       (2.8)          474.4
 Critical care and
   thrombosis                       131.3        (9.4)       144.9         443.1        1.7           435.7
 Central nervous system             143.6        (0.1)       143.8         417.7       (1.1)          422.4
 Oncology                           164.3        15.3        142.5         439.2        2.1           430.1
 Women's health                     143.2         4.5        137.0         408.5        2.0           400.3
 Nutrition                           68.2       (29.8)        97.1         286.3       (2.8)          294.5
 Ophthalmology                       77.8        16.3         66.9         209.6       (4.6)          219.7
 Other prescription
   pharmaceuticals                  200.9        (3.2)       207.5         604.2       (2.5)          619.5
 Consumer Healthcare                169.2        26.9        133.3         561.3       35.4           414.5
 Animal Health                      107.3        (2.3)       109.8         282.7        0.5           281.2
 Chemical and Contract
   Manufacturing                     91.1        68.7         54.0         229.8       42.0           161.8
                                 --------       -----     --------      --------      -----        --------
 Total pharmaceuticals            1,568.4         1.9      1,538.6       4,752.5        2.0         4,657.4
 Diagnostics                         48.5       (11.5)        54.8         165.7      (14.9)          194.8
 Biotech/Biacore                    103.8         4.5         99.3         317.9        8.8           292.1
                                 --------       ------    --------      --------       -----       --------
 Consolidated net sales          $1,720.7         1.7%    $1,692.7      $5,236.1        1.8%       $5,144.3
                                 ========       ======    ========      ========       ======      ========

Sales outside the U.S. represented 66.0 percent of consolidated third-quarter 1996 sales and 67.7 percent for nine months compared to 68.9 percent and 69.4 percent, respectively in 1995. Changes in the geographic composition of sales were as follows:

                                               Percent
                                   1996        Change       1995
                                 --------      -------    --------
 Third quarter sales
   U.S.                          $  585.2       11.1%     $  526.8
   Non-U.S.                       1,135.5       (2.6)      1,165.9
                                 --------                 --------
    Consolidated                 $1,720.7        1.7%     $1,692.7
                                 --------                 --------
 Nine-months sales
   U.S.                          $1,691.3        7.4%     $1,574.1
   Non-U.S.                       3,544.8       (0.7)      3,570.2
                                 --------                 --------
    Consolidated                 $5,236.1        1.8%     $5,144.3
                                 ========                 ========

The 1.7 percent favorable consolidated sales comparison for the third quarter of 1996 results from net increases in activity (price and volume effects) despite the continuing effects of a biennial price decrease in Japan that occurred in the second quarter and the continued generic competition in the U.S. Sales activity increases for the quarter were partially offset by a two percent adverse effect from foreign exchange principally due to the weakened Japanese yen.

The third-quarter sales decline in Infectious Disease products resulted from decreases in all major product groups. Sales of the Cleocin (Dalacin outside the U.S.) family of antibiotic products were down in non-U.S. markets. Sales of Vantin, the broad-spectrum oral antibiotic sold primarily in the U.S., continued to decline due to competition from a new class of antibiotics, Macrolides. For the first nine months of 1996, sales of Vantin also were affected adversely by a relatively moderate cold and flu season. Mycobutin, also a broad spectrum oral antibiotic, was down in both U.S. and non-U.S. markets also due in part to competition from Macrolides. Mycobutin sales were also adversely affected because the product cannot be used in HIV/AIDS patients in association with some of the recently introduced protease inhibitors.

Products for the treatment of Metabolic Disease increased slightly for the third quarter of 1996 led by moderate growth in Glynase sales in the U.S. due to special promotions. Sales of Genotropin, the growth hormone, were down slightly for the quarter due to adverse affects of foreign exchange and price decreases in Japan. Genotropin continues to contribute strong volume growth in Europe, especially in Italy, Germany, and Sweden. Volume increases in Japan were offset by the continued effects of a second quarter government mandated biennial price decrease. In spite of continuing U.S. generic competition for Micronase tablets (glyburide), the oral anti-diabetes agent, significant declines in sales experienced for the first nine months of 1996 slowed slightly for the third quarter.

Sales growth in Critical Care and Thrombosis was led by Fragmin, the treatment for prevention of blood clots in connection with surgery. Net sales of Fragmin in Japan increased due to a restructuring of an existing distributor relationship which has no impact on net earnings. Fragmin continues to demonstrate good growth throughout Europe, especially Germany, Sweden, and France. Sales of Solu-Medrol and other Medrol products were flat for the quarter and down in year-to-date comparisons, mostly due to adverse foreign exchange impacts and second quarter biennial price decreases in Japan. Sales declines in Critical Care and Thrombosis during the quarter resulted substantially from the transfer of certain products to the Chemical and Contract Manufacturing group.

Sales of Central Nervous System agents for the third quarter were flat compared to 1995. Third quarter 1996 sales of Xanax, the anti-anxiety agent, recorded strong sales growth in the U.S. despite strong generic competition. Xanax also was up moderately in Europe, mostly in Italy, and in Latin America. Sales of Halcion Tablets, the sleep inducing agent, were up slightly in non-U.S. markets offset by declines in U.S. sales. Sermion, the agent for the treatment of senile dementia, declined in Japan due partially to adverse foreign currency affects. Slight decreases were also experienced in other non-U.S. locations.

The launch of Camptosar (irinotecan), for the treatment of refractory colorectal cancer, in the U.S., was primarily responsible for the third quarter growth in the oncology product group. Sales of oncology products also continue to be led by Farmorubicin, the cytostatic agent for the treatment of solid tumors and leukemia. Third quarter sales of Farmorubicin were up moderately. This was largely due to increased sales volume in Japan despite unfavorable pricing pressure experienced for the first half of 1996. Sales of Adriamycin, also a cytostatic agent for treatment of solid tumors and leukemia, were down in the U.S. due to continued price erosion as a result of generic competition. Non-U.S. sales of Adriamycin were down slightly, mostly in Latin America. Other branded and generic oncology products recorded sales growth outside the U.S.

In the Women's Health product group, sales growth in the third quarter was led by U.S. sales of Ogen, the estrogen replacement therapy, due to enhanced sales incentives. Sales of Depo-Provera, the injectable contraceptive, continued to rise in the U.S. but fell in non-U.S. markets for the quarter. While U.S. sales of Provera products (medroxyprogesterone), the progestational agents, grew in the quarter as a result of September promotions, year-to-date sales continued to decline worldwide due to increasing generic competition.

The decline in sales of Nutrition products resulted substantially from the third quarter transfer of certain products to the Chemical and Contract Manufacturing group. Sales gains for Intralipid, a fat emulsion for intravenous nutrient delivery, in non-U.S. markets were offset by declines in the U.S. Sales of other nutritional products for the nine-month period were down due to weakening demand in Italy, Sweden, Spain and France.

The launch in the U.S., Sweden and Switzerland of Xalatan, an intraocular pressure-lowering medication for the treatment of glaucoma, contributed to the strong sales growth in Ophthalmology products in the third quarter. Sales of Healon, a viscoelastic used in cataract surgery, grew in the U.S. but fell in Japan and Europe due to increased competition. Japan sales were negatively impacted by the weak yen and the biennial price reduction.

In Other Prescription Pharmaceutical products, sales of Salazopyrin, the preparation used to treat inflammatory bowel disorder and rheumatoid arthritis, were up. Strong sales gains were also made in the U.S. by Caverject, the treatment for male impotence, first marketed in the third quarter of 1995, while sales in non-U.S. markets were down slightly for the quarter. Other products declined, including anti-inflammatory agents Ansaid and Motrin, which continued to suffer from generic competition.

Consumer Healthcare product sales were up significantly due to the U.S. over-the-counter (OTC) launch of the Nicotrol patch during the third quarter. The Nicotrol patch is a treatment for smoking cessation and is marketed in the
U.S. by McNeil Consumer Products (McNeil).   Recent launches of other smoking
cessation products in the Nicorette product line include Nicorette gum, launched for OTC sales late in the first quarter of 1996, and Nicorette Nasal Spray, launched in the second quarter of 1996 for prescription sales. Both Nicorette gum (marketed by SmithKline Beecham) and Nicorette nasal spray (marketed by McNeil) contributed good growth in the U.S. in the third quarter. Non-U.S. sales of Nicorette products were also up for the quarter due to launches of Nicorette gum for OTC sales in France (June 1996) and Nicorette Inhaler for OTC sales in Denmark (late September 1996). Beginning this quarter, all sales of Rogaine (Regaine outside the U.S.), the treatment for hair loss, are classified under Consumer Healthcare for all comparative periods. Third-quarter OTC sales of Rogaine 2% were down in the U.S. due to the effect of generic competition and when compared to the large initial sales to establish retail inventories in the first six months of 1996. The year-to-date increase in the OTC sales of Rogaine 2% solution have greatly exceeded the prior year prescription sales. The launch of Kao Lectrolyte, an electrolyte replenishment product for children, in the U.S. during the third quarter also contributed to overall growth in Consumer Healthcare.

Sales for the Animal Health product group were down slightly for the quarter. Sales in the U.S. were down due to reductions in livestock herds and when compared to a particularly strong third quarter in 1995 that benefited from a change in distributor methodology. The reduction in U.S. sales was reflected in all major product groups. Sales in non-U.S. markets were up slightly for the quarter due to the September 1996 acquisition of Pherrovet AB, a leading animal health company in the Nordic region.

The sales growth recorded by the Chemical and Contract Manufacturing group was due primarily to the transfer of certain European products into this sales classification for 1996 (reported in other prescription pharmaceutical groupings in 1995). Sales of specialty and commodity steroid products were down slightly in the third quarter.

Reduced sales in the Diagnostics business resulted from continued decline in allergy diagnostic products due to milder pollen seasons in Japan and Europe. In addition, sales in Japan were also negatively impacted by the weak yen while sales in Europe were down due to changes in reimbursement policies in Germany, France, and Switzerland.

The Biotech and Biacore (previously named Biosensor) group continued to record strong sales growth in the U.S. Sales gains in non-U.S. markets were negatively impacted by unfavorable foreign currency exchange fluctuations resulting in flat comparisons for the third quarter. Biotech/Biacore develops, manufactures, and markets systems, reagents, and chemicals for pharmaceutical and biotechnology companies and academic research laboratories.

OTHER OPERATING REVENUE

Comparatively, other revenue is down for the third quarter as 1995 included revenue from promotional services provided for Zovirax, a product of Glaxo Wellcome. This agreement was terminated at the end of 1995. Exclusive of that item, other revenue from co-marketing agreements is up for the third quarter of 1996, including revenue for the co-marketing of Luvox, a treatment for Obsessive Compulsive Disorder (OCD), with Solvay. In the first quarter of 1995, the company sold rights under a product co-marketing agreement that added $42 million to this revenue classification, contributing to the comparative decline for the first nine months of 1996.

COSTS AND EXPENSES

Consolidated operating expenses, stated as a percent of net sales, were as follows:

                                                    Third Quarter                     Nine Months
                                                 -------------------             ---------------------
                                                 1996           1995             1996             1995
                                                 ----           ----             ----             ----
 Cost of products sold                           31.0%          27.6%(1)         29.3%            28.3%(1)
 Research and development                        19.2           17.9             17.8             17.9
 Marketing, administrative
   and other                                     31.4           37.6 (1)         36.0             37.2 (1)
 Restructuring charges                            2.2             -               8.8              0.2
 Merger costs                                     0.9            0.1              1.3              -
 Operating income                                16.6           18.5 (1)          8.0             18.7 (1)

(1)   Previously reported for the third quarter (first nine months) of 1995 as:
      Cost of products sold - 29.2% (28.5%); Marketing, administrative and other - 38.3% (37.3%); and Operating income - 16.2% (18.4%). Gains and losses from currency exchange forward contracts relating to certain net transaction and anticipated currency exchange exposures are now classified with cost of products sold to more accurately match the losses and gains on the instruments underlying the exposures. Formerly, these gains and losses had been classified as either an element of nonoperating income (expense) or with administrative expense, depending on the status of the contract.


The third quarter of 1996 experienced an increase in cost of products sold as a percent of sales reflecting unfavorable period-to-period comparisons in product mix and foreign exchange impact. Sales growth was affected by a weaker Japanese yen and the costs were affected by the strengthening of the Swedish krona and Italian lira. Geographic shifts in sales growth to markets with higher costs as a percent of sales has also occurred. Generic competition for ethical pharmaceutical products continues to reduce gross margin as sales growth is shifted to lower-margin products. The decline in gross margin was further affected by comparisons from the company's currency hedging program related to the anticipatory transactions. The company had experienced favorable comparisons from these programs through the first six months of the year which had partially mitigated the effects of generic competition and product mix. Year-to-year comparisons of cost as a percent of sales also declined as the third quarter of 1995 benefited from gains on anticipatory currency transactions.

Research and development (R&D) spending showed an increase in the third quarter of 1996 in both dollars and as a percent of sales. This was largely attributable to a contractual obligation of $26.0 million ($16.9 million and $.03 per share after tax) recognized in the third quarter for a co-development agreement to acquire future rights to a product. During the third quarter, the company filed new product filings for Reboxetine (Europe), for depression, Cabaser (Japan) for Parkinson's Disease, and Farlutal (Europe) for cachexia. For the first nine months of 1996, the company has filed 9 new product filings.

The significant decrease in marketing, administrative and other expense

(S,G&A) for the third quarter, both in total and as a percent of sales, resulted in part due to the gain on the sale of an equity interest and related dissolution of a joint venture of $46.2 million ($33.3 million and $.06 per
share after tax).   Partially offsetting this gain was the establishment of a
product liability provision of $15.0 million ($9.7 million and $.02 per share). The nine-month comparison included the charge of $106.2 million in the second quarter of 1996 related to a termination of a co-development agreement with the Biopure Corporation referred to above. Excluding the effects of unusual items, S,G&A expense was down for the quarter and on a year-to-date basis. Declines in S,G&A as a percent of sales for both comparable periods resulted from realization of cost reductions under the company's merger related restructuring plan combined with certain administrative credits. Year-to-date 1996 savings realized from cost reductions were partially offset by additional costs that have been incurred to reorganize certain sales, marketing and administrative operations.

In December 1995, a major merger-related restructuring plan was announced to eliminate duplicate facilities and functions and to focus resources on the objectives of the newly merged company. This plan will ultimately lead to the reduction of approximately 4,100 positions worldwide and the closing or combining of numerous subsidiary locations and manufacturing facilities (plant rationalizations). In addition, steps are being taken to focus research and development activities on the most promising projects of the two companies. This should result in the reduction of total R&D projects by approximately 20 percent. Merger-related restructuring charges for the third quarter of 1996 totaled $37.3 million and were $458.2 million for the first nine months of 1996. These costs were in addition to the $91.6 million of merger-related restructuring charges accrued during the fourth quarter of 1995. These charges primarily reflect the planned and actual reduction of approximately 3,950 positions through September 30, 1996. The costs in 1995 resulted from accruals for reduction of approximately 850 of these positions, elimination of duplicate office facilities, and other exit costs. At the end of the third quarter of 1996, approximately 3,300 employees had left the company under this restructuring program. It is expected that further restructuring charges associated with plant rationalizations as a result of the merger will continue into 1997. Cash spending in 1996 for merger-related restructuring totaled approximately $300 million, with approximately $250 million remaining as other current and non-current liabilities of the company. These remaining reserves include certain accruals for pensions and other employee benefits that will be expended over the next several years. Savings from the merger-related restructuring activities will be realized in all major expense categories and are expected to have an increasing effect on earnings as elements of the plan are fully implemented. It is estimated that most elements of the restructuring plan, exclusive of portions of the plant rationalizations, will be implemented by 1997.

The merger costs recorded in 1996 consisted primarily of expenses related to certain nonrecurring organizational activities, establishing the corporate identity for the new company, and various other costs of combining the two companies. Future merger costs are anticipated to decline substantially from those recorded in prior periods.

NONOPERATING INCOME AND EXPENSE

The favorable interest income to interest expense relationship continued to contribute to third quarter 1996 earnings. Declines in both interest income and interest expense recorded for both quarter and year to date are due to the termination of certain borrowing arrangements in Italy and Japan. Interest expense was also reduced for the quarter as the above repayment of short-term debt occurred at the beginning of the quarter with offsetting additional short-term borrowing not occurring until the end of the quarter. Interest income further decreased for the quarter due to reductions in both short-term and long-term investments.

INCOME TAXES

The estimated annual effective tax rate for 1996 is 33 percent compared to 35 percent for the year 1995. Excluding nonrecurring charges, the effective tax rate for 1996 is estimated to be 35 percent, unchanged from the prior year.





FINANCIAL CONDITION

                                                                        September 30, December 31,
                                                                             1996        1995
                                                                        ------------- ------------
 Working capital (U.S. dollars in millions)                              $2,490.0      $2,333.7
 Current ratio                                                               1.90          1.88
 Debt to total capitalization                                                19.0%         17.9%

Working capital increased slightly due to an increase in cash and cash equivalents and other current assets partially offset by a reduction in short-term investments. These increases in cash and other current assets result from additional short-term borrowings and reductions in short-term and long-term investments. Current ratio is essentially unchanged from December 31, 1995. The ratio of debt to capitalization increased from the prior year end due to net additional short-term borrowings during the third quarter with only a slight change in shareholders' equity.

The company's net financial asset position, presented below, declined from prior year end due to a reduction in total short-term and long-term investments and net increases in short-term debt. These declines are partially offset by a corresponding increase in cash and cash equivalents.

                                                                        September 30,    December 31,
                                                                            1996             1995
                                                                        -------------    ------------


Cash,  equivalents and investments                                       $2,416.2          $2,529.5
Short-term and long-term debt                                             1,507.5           1,394.7
                                                                        -------------      ---------
 Net financial assets                                                    $  908.7          $1,134.8
                                                                        =============      =========


Cash Flows

Net cash provided by operations for the first nine months of 1996 declined to $543.7 million compared to $793.9 million for the first nine months of 1995. This decrease was primarily due to the large cash expenditures required by the merger-related restructuring and by other merger costs incurred for the first nine months of 1996. Additional uses of cash since the end of the prior year include increases in receivables, inventories, net deferred taxes and other current assets partially offset by decreases in other non-current assets.

For investing purposes, the most significant use of cash resulted from the acquisition of property, plant and equipment. Reductions in both short-term and long-term investments provided cash to fund this capital spending, dividends to shareholders, and the termination of certain borrowing arrangements in Italy and Japan (see discussion below). Proceeds from the sale of investments for 1996 include the sale of an equity interest in Huhtamaki
Oy and a related dissolution of a joint venture.

Financing activities continue to be a significant use of cash for payment of dividends to shareholders. When compared to the prior year, dividends to common shareholders rose due to the greater number of outstanding shares issued to effect the merger and an effective increase in combined dividend rate per share. For 1996, short-term borrowings exceeded payments of debt by approximately $100.0 million. Cash proceeds from the issuance of treasury stock were related to the employee option program and were primarily utilized for the purchase of common shares to be issued upon future exercise of stock options.

The company's future cash provided by operations and borrowing capacity are expected to cover normal operating cash flow needs and planned capital acquisitions for the foreseeable future.

The company utilizes derivative financial instruments in conjunction with its currency exchange risk management programs. These programs employ over-the-counter forward currency exchange contracts and purchased currency options to hedge existing net transaction exposures and certain existing obligations in several subsidiary locations. These exposures arise both from intercompany and third-party transactions. Additionally, certain instruments are utilized to protect the effects of foreign currency fluctuations on the cash flows of specific anticipated transactions.

The transaction hedging activities seek to protect operating results and cash flows from the potential adverse effects of currency exchange rate fluctuations. This is done by offsetting the gains or losses on the underlying exposures with losses and gains on the instruments utilized to create the hedges. The hedging of anticipated transaction exposures is intended to protect the cash flows of the company by offsetting the gains or losses on the instruments with the losses and gains of the underlying anticipated cash flows. Because forward contracts used to hedge anticipated transaction exposures are marked-to-market each period, but the anticipated transactions have not been recorded, the timing of recognition of the related gains and losses will not match.

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

The company is a party along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, some of which have been consolidated and transferred to Federal District Court for the Northern District of Illinois. These suits allege that the company and the other named defendants violated: (1) the Robinson-Patman Act by giving substantial discounts and rebates to mail-order pharmacies and managed health care organizations without according the same discounts to retail pharmacies, and (2) Section I of the Sherman Antitrust Act by entering into illegal agreements to deny such discounts and rebates to retailers. The Federal District Court for the Northern District of Illinois certified a national class of retail pharmacies in November 1994. In July 1996, the Federal District
Court approved a settlement between a majority of the pharmaceutical company defendants (not including the company) and the plaintiffs in the class action pending in the Northern District of Illinois for amounts ranging from $10,000 to $60,000. The company together with the remaining settling and non-settling defendants, are appealing to the United States Court of Appeals for the Seventh Circuit from certain of the trial judge's orders. Actions raising claims similar to the federal lawsuits have been brought on behalf of retail drugstores and/or consumers in a number of state courts, including Alabama, Arizona, California, Colorado, the District of Columbia, Maine, Michigan, Minnesota, New York, Washington, and Wisconsin. The California State court has certified both a retailer class and a consumer class, and the Wisconsin State court has certified a retailer class. In March 1996, the Federal Trade Commission ("FTC") issued a resolution authorizing an investigation to determine whether 22 prescription drug manufacturers, including the Company, are engaging in unlawful concerted activities to raise, fix, maintain or stabilize the prices of pharmaceutical drugs in the United States. In July
1996, the FTC issued document subpoenas to each of the manufacturers, requesting pricing and marketing documents. The Company has produced documents to the FTC in response to the subpoena.

FORWARD-LOOKING INFORMATION

Certain statements set forth above, such as statements concerning the company's anticipated workforce reduction, reduction in R&D projects, timing of merger-related cost savings and plant rationalizations, estimated annual effective tax rate, adequacy of cash from operations, borrowing capacity, and product and environmental liability reserves and other non-historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Since these statements are based on factors that involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others: management's ability to make further progress under the company's merger integration plan; the company's ability to successfully market new and existing products in new and existing domestic and international markets; the success of the company's research and development activities and the speed with which regulatory authorizations and product rollouts may be achieved; fluctuations in foreign currency exchange rates; the effects of the company's accounting policies and general changes in generally accepted accounting practices; the company's exposure to product liability lawsuits and contingencies related to actual or alleged environmental contamination; domestic and foreign social, legal and political developments, especially those relating to healthcare reform and product liabilities; general economic and business conditions; the company's ability to attract and retain current management and other employees of the company; and other risks and factors detailed in the company's Securities and Exchange Commission filings, including its Proxy Statement and Annual Report on Form 10-K for the year ended December 31, 1995.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

           (a)(i)       Exhibit A - Report of Independent Accountants (page
                        20).

           (a)(ii) Exhibit 11 - Statement regarding computation of earnings per share (page 21).

           (a)(iii)     Exhibit 12 - Ratio of Earnings to Fixed Charges (page
                        22).

           (a)(iv)      Exhibit 15 - Awareness of Coopers & Lybrand L.L.P.
                        (page 23).

           (a)(v) Exhibit 27 - Financial Data Schedule (EDGAR filing only).


           (b) Form 8-K - On July 2, 1996, Form 8-K/A was filed amending a June 18, 1996 filing by adding a letter from KPMG Peat Marwick LLP wherein KPMG Peat Marwick LLP affirmed the statements made in the June 18 filing.
                        The June 18 Form 8-K announced the action by the Board of Directors to appoint Coopers & Lybrand L.L.P. as the company's certifying accountants.

 SIGNATURE:

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         PHARMACIA & UPJOHN, INC.
                                         ------------------------
                                         (Registrant)


 DATE: November 14, 1996                 /S/R. C. SALISBURY
                                         R. C. Salisbury
                                         Executive Vice President,
                                         Finance and Administration
                                         and Chief Financial Officer



 DATE: November 14, 1996                 /S/K. M. Cyrus
                                         K. M. Cyrus
                                         Senior Vice President,
                                         General Counsel and Secretary

                                                                        EXHIBIT

                                   EXHIBIT A

                        INDEPENDENT ACCOUNTANT'S REPORT


To the Shareholders and
   Board of Directors
Pharmacia & Upjohn, Inc.

We have reviewed the condensed consolidated balance sheet of Pharmacia & Upjohn, Inc. and Subsidiaries as of September 30, 1996, and the related condensed consolidated statements of earnings and cash flows for the three and nine months then ended. These financial statements are the responsibility of Pharmacia & Upjohn, Inc.'s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope that an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above, for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report, dated February 21, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                   Coopers & Lybrand L.L.P.

 Chicago, Illinois
 October 31, 1996

                                EXHIBIT INDEX


                                                                              SEQUENTIALLY
EXHIBIT                                                                         NUMBERED
NUMBER               DESCRIPTION                                                  PAGE
-------              -----------                                              ------------
EX 11         Statement regarding computation of earnings per share

EX 12         Ratio of Earnings to Fixed Charges

EX 15         Awareness of Coopers & Lybrand L.L.P.

EX 27         Financial Data Schedule
