Form 10-K405
period 1996-12-31
PHARMACIA & UPJOHN INC
filed 1997-03-31
CIK 949573

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

       /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1996

                                       OR

       ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from____________to__________

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

              7000 Portage Road, Kalamazoo, Michigan 49001 U.S.A.
              (Address of principal executive offices) (Zip Code)


     Registrant's telephone number,
          including area code                       616/833-4000

          Securities registered pursuant to Section 12(b) of the Act:

    Common Stock (par value $.01)                New York Stock Exchange
 Rights to Purchase Preferred Stock              New York Stock Exchange
          (Title of class)           (Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   /X/       No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [X]

The registrant estimates the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the NYSE-- Composite Transactions closing price on January 31, 1997 as reported in The Wall Street Journal and treating all executive officers and directors of the Company and all beneficial owners of 5% or more of the Registrant's voting stock as affiliates) was approximately $18,896,356,006.

The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 1997 is 508,673,725 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Proxy Statement are incorporated into Parts III and IV of this report.

Portions of the 1997 Annual Report to Shareholders are incorporated into Parts II and IV of this report.

Certain statements contained in this report, such as statements concerning the Company's anticipated financial or product performance and other non-historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Since these statements are based on factors that involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others: management's ability to make further progress under the Company's merger integration plan; the Company's ability to successfully market new and existing products in new and existing domestic and international markets; the success of the Company's research and development activities and the speed with which regulatory authorizations and product rollouts may be achieved; fluctuations in foreign currency exchange rates; the effects of the Company's accounting policies and general changes in generally accepted accounting practices; the Company's exposure to product liability lawsuits and contingencies related to actual or alleged environmental contamination; domestic and foreign social, legal and political developments, especially those relating to healthcare reform and product liabilities; general economic and business conditions; the Company's ability to attract and retain current management and other employees of the Company; and other risks and factors detailed in the Company's other Securities and Exchange Commission filings.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

                 Pharmacia & Upjohn, Inc. ("the Company"), is a global pharmaceutical group engaged in the research, development, manufacture and sale of pharmaceutical and healthcare products. The Company was formed in November 1995 in connection with the combination (the "Combination") of Pharmacia Aktiebolag ("Pharmacia") and The Upjohn Company ("Upjohn"). The Combination sought to take advantage of certain synergies between Pharmacia and Upjohn in fundamental research, product development, manufacturing, sales and marketing, in order both to increase the Company's combined revenues and to reduce its costs. In 1996, the Company had a product portfolio with sales in excess of $500 million in each of six therapeutic areas: infectious disease, metabolic disease, central nervous system disorders ("CNS"), oncology, women's health and inflammation. The Company's total research and development expenditures exceeded $1 billion in 1996. Discovery research is being focused on five core areas: infectious disease, metabolic disease, CNS, oncology and inflammation.

                 In addition to prescription human pharmaceuticals, the Company manufactures and sells certain nonprescription drugs; manufactures pharmaceutical chemicals and intermediates for use in its own products and for sale to others; researches, develops, manufactures and markets pharmaceutical and vaccine products for both food and companion animals; and markets specialty products in hospital care, diagnostics and biotechnology supply and nutritional supplements.

INDUSTRY BACKGROUND

                 The world market for advanced human pharmaceuticals is concentrated in the U.S., Western Europe and Japan. Regulatory pressures and pricing constraints have intensified as governmental and private healthcare providers strive to control the rapid growth in healthcare expenditure. Pharmaceuticals are increasingly chosen according to the therapeutic benefit in relation to cost, such that pharmaceuticals that minimize hospital stays and reduce treatment costs are increasingly preferred. It is therefore essential for pharmaceutical companies to develop new improved and more efficient products that increase the total value both for buyers and patients. The Company believes that these developments have also led to more intense competition in the pharmaceutical industry worldwide. Innovation, high-quality research and development focused on unmet medical needs, rapid product introduction, wide geographical distribution and cost efficiency are likely to be key competitive factors in the pharmaceutical industry.

PRESCRIPTION PHARMACEUTICAL PRODUCTS

                 The Company researches, develops, manufactures and markets high-value human pharmaceutical products to healthcare providers worldwide. The following summary discusses the principal products within each therapeutic area:

Infectious Disease

                 The Company provides a broad line of antibiotic products including CLEOCIN(R) (or DALACIN(R)) and LINCOCIN(R) products. CLEOCIN PHOSPHATE(R) is an injectable form of clindamycin that is used in the treatment of certain life-threatening anaerobic infections. CLEOCIN T(R) is a topical formulation for treatment of acne. CLEOCIN VAGINAL CREAM(R) is used to treat bacterial vaginosis. LINCOCIN is used in the treatment of serious infections caused by many strains of gram-positive bacteria. The Company has exclusive U.S. marketing rights to VANTIN(R) Tablets and Oral Suspension, an advanced cephalosporin antibiotic, under patents licensed from Sankyo Company, Ltd., which rights will become semi-exclusive in 1997.

                 The Company markets MYCOBUTIN(R), for the prevention of Mycobacterium Avium Complex, a fatal bacterial infection that is a common cause of death in HIV-positive individuals and people with AIDS. MYCOBUTIN is marketed to specialists in infectious diseases and to internists. The relevant patent rights in the U.S. have recently been extended until 1999. Such patent rights expire in Europe in 2001.

Metabolic Disease

                 The Company's main activities in this area are related to growth hormones, growth factors and anti-diabetes agents. The Company's primary product in the area of growth hormones and growth factors is GENOTROPIN(R), a recombinant human growth hormone identical to the body's own hormone. GENOTROPIN has been marketed for several years in Europe and Japan, and was recently launched in the U.S., including in a form called the GENOTROPIN Pen, a self-administered injection form. GENOTROPIN, which promotes longitudinal bone growth, is used for the treatment of children of short stature whose condition is due to growth hormone deficiency and patients with renal insufficiency. Management believes that the indications for adult growth hormone deficiency may represent a significant market opportunity if the patient and medical community can be convinced of the benefits of this product for these indications.

                 The Company's major oral antidiabetes agents are MICRONASE(R) Tablets, containing glyburide, and GLYNASE(R) PresTab Tablets, also containing glyburide, for the treatment of non-insulin-dependent diabetes. The Company is experiencing increased levels of competition from generic substitutes in this area with respect to MICRONASE Tablets and challenges to its formulation patent position with respect to GLYNASE PresTab Tablets.

                 FRAGMIN(R) is a low molecular weight heparin for the prevention of thrombosis (blood clots) in connection with surgery, during hemodialysis (the removal of waste substances by circulating blood through a dialyzer that functions as an artificial kidney), in the treatment of acute deep vein thrombosis and (in the U.K.) in the treatment of unstable angina.

Central Nervous System

                 The Company produces major drugs for CNS disorders, including XANAX(R), HALCION(R) and SERMION(R), none of which have significant patent protection and are subject to intense generic competition. XANAX Tablets, containing alprazolam, are used for symptomatic relief of anxiety with and without depressive symptoms and for the treatment of panic disorder. The use patent for the panic disorder indication for XANAX expires in 2002. HALCION Tablets, containing triazolam, are a hypnotic agent used for the treatment of insomnia. SERMION Tablets are used primarily to treat cognitive and behavioral disorders related to senile dementia.

                 The Company has a joint marketing agreement with Solvay & Cie to market in the U.S. and certain European countries Solvay's LUVOX (fluvoxamine), a product for treatment of obsessive-compulsive disorder and depression (the product is approved for depression in Europe and Canada but not yet in the U.S.). Under the same agreement, Solvay jointly markets HALCION and XANAX in the U.S. and certain European countries.

Oncology

                 The Company is one of the world's leading producers of anticancer drugs. Its most important products in the oncology area are FARMORUBICIN(R) (or PHARMORUBICIN) and ADRIAMYCIN(R) for use in chemotherapy. Each of these products is used in the treatment of breast cancer as well as other solid tumors. Both are among the world's most frequently prescribed anticancer drugs. ADRIAMYCIN was the Company's first anthracycline preparation. The related patent expired in 1990. Subsequent research efforts to reduce the toxicity and increase the efficacy of ADRIAMYCIN led to the development of FARMORUBICIN, a second generation anthracycline used primarily to treat solid tumors (primarily breast and bladder cancer) and lymphomas. Although a number of product patents relating to FARMORUBICIN expire in the late 1990s, patents on the best-selling formulation of FARMORUBICIN do not expire until after the year 2000.

                 CAMPTOSAR(R) (irinotecan hydrochloride), a recently approved injectable DNA topoisomerase-I inhibitor pro-drug licensed from Yakult Honsha for the U.S. and certain other territories, is marketed in the U.S. for refractory colorectal cancer.

                 The Company also produces ZAVEDOS(R)/IDAMYCIN(R) (idarubicin), an anthracycline used to treat acute leukemia that can be administered both intravenously and orally, as well as ESTRACYT(R), which is used for the treatment of advanced prostate cancer. Based on clinical tests to date, ZAVEDOS is superior to standard therapy in extending the survival of certain patients who suffer from acute myeloblastic leukemia. Although a number of product patents relating to ZAVEDOS expire in the late 1990s, patents on its most valuable commercial formulations do not expire until 2002. ESTRACYT has no patent protection and is subject to competition from other products and therapies. ZINECARD(R), sold in the U.S. and Canada, is a preparation for reducing cardiac side effects in women with metastatic breast cancer who are undergoing treatment with ADRIAMYCIN.

Women's Health

                 The Company markets several steroid hormones having a variety of uses, including the treatment of allergic reactions, inflammation, asthma and certain hormone deficiencies. The Company's most important synthetic hormone is PROVERA(R) Tablets, which is a female sex hormone replacement agent. The Company also markets DEPO-PROVERA(R) Contraceptive Injection and OGEN(R) Tablets and Vaginal Cream, an estrogen replacement product, licensed from Abbott Laboratories. The Company intends to increase its marketing in this area directed towards the patient or ultimate consumer, who is increasingly participating in the choice of product.

                 The Company also markets certain prostaglandin products, including PROSTIN E2(R) Vaginal Suppository, which is generally used for pregnancy disorders, and PROSTIN VR PEDIATRIC(R) Sterile Solution, for cardiovascular use. PREPIDIL(R) Gel, used for cervical ripening, is protected by U.S. patents until 2003.

                 ESTRING(R), a local hormone replacement therapy for post-menopausal women, is a soft intravaginal plastic ring that secretes a low dose of natural estrogen over a period of three months. The product was recently introduced in the U.S. and in several European countries.

                 During 1996, DOSTINEX(R) Tablets, an oral medication for hyperprolactinemia, a condition that can cause absence of menstruation (amenorrhea) and excessive breast milk discharge (galactorrhea), was granted market clearance in the United States and completed the regulatory approval process in Europe. DOSTINEX is effective and better tolerated than bromocriptine, the only other product indicated for hyperprolactinemia.

                 In the area of bleeding control, the Company has marketed CYKLOKAPRON(R), primarily in Europe, for over 25 years for the treatment of menorrhagia (excessive menstruation).

Inflammation

                 The Company markets ANSAID(R) Tablets, a nonsteroidal anti-inflammatory product containing flurbiprofen, for treatment of osteoarthritis and rheumatoid arthritis, and MOTRIN(R) Tablets, a nonsteroidal anti-inflammatory product containing ibuprofen, used in the treatment of rheumatoid arthritis and osteoarthritis and as a general analgesic for mild to moderate pain, including dysmenorrhea. Neither product is subject to significant patent protection.

                 Within the autoimmunity field, the Company focuses on treatments for rheumatoid arthritis and inflammatory bowel diseases ("IBD"), including ulcerative colitis and Crohn's disease. SALAZOPYRIN(R) (sulfasalazin) or AZULFIDINE(R), introduced in 1942 and widely used in the treatment of IBD, has had no patent protection since the 1960s and is subject to competition from other products and therapies, as well as to some generic competition. SALAZOPYRIN, in the form of SALAZOPYRIN EN-tabs, is used for the treatment of rheumatoid arthritis. SALAZOPYRIN is marketed in Europe, the U.S. and Japan, primarily to rheumatologists.

                 DIPENTUM(R), another product for the treatment of patients with IBD, with fewer observed side effects than SALAZOPYRIN, is currently marketed by the Company in the U.S. (only for maintenance treatment of patients in remission intolerant to sulfasalazin) and Europe and through independent distributors in five other countries. Although DIPENTUM has patent protection in the countries in which it is marketed, it competes with other products.

                 The Company produces various forms of chemical modifications of hormones under the trademark MEDROL(R) or DEPO-MEDROL(R), which are used to treat a number of inflammatory and allergic conditions. SOLU-CORTEF(R) Sterile Powder and SOLU-MEDROL(R) Sterile Powder are injectable corticosteroid products.

Nutrition

                 This therapeutic area comprises a number of products for intravenous nutrition, including products that meet the body's nutritional needs for fats, amino acids, vitamins and trace elements. The Company's largest selling nutritional product is the fat emulsion INTRALIPID(R), launched in 1962. INTRALIPID has no patent protection and competes with a limited number of other fat emulsions in all its major markets. Although sales of INTRALIPID in recent years have not shown significant growth, the emulsion is increasingly being used in mixed products and as a vehicle for delivery of third-party products. The Company also markets KABIMIX(R) and VITRIMIX(R), pre-mixed nutritional supplements, and GLAMIN(R) and VAMIN(R), amino acid solutions. Management believes that there are limited opportunities for growth in this area except in developing countries such as China, where there are developing healthcare systems and large patient populations.

Ophthalmology

                 In 1996, the Company received approval in the U.S., Sweden, Switzerland and the U.K. to market XALATAN(R), a new drug for the treatment of open-angle glaucoma and ocular hypertension in patients who are either intolerant of, or insufficiently responsive to, other intraocular pressure-lowering medications.

                 HEALON(R) is a viscoelastic substance which includes sodium hyaluronate and is used primarily in cataract surgery to facilitate the implantation of plastic intraocular lenses ("IOLs") without injuring the sensitive cells lining the cornea and functions as a soft surgical instrument. The Company markets HEALON and HEALON GV(R), a more viscous fluid form, directly to ophthalmologists in Europe, the U.S. and Japan and through independent distributors in certain other countries. The Company believes that HEALON is the global market leader of viscoelastic products used in ophthalmic surgery. The U.S. patent for HEALON expired in February 1996, which adversely affected sales of HEALON.

                 The Company also produces IOLs made of polymethylmethacrylate, which are surgically implanted in the eye to replace the natural lens when it becomes cloudy and partly opaque because of cataracts. Competition in the IOL market is intense, causing pressure on prices and a slight decline in the Company's sales volume and market share. The Company's right to continue marketing its CeeOn(R) Foldable Lenses in the U.S. is subject to the outcome of a patent lawsuit.

Urology

                 DETRUSITOL(R) (tolterodine), for which a centralized European Union regulatory application was filed in Sweden in late 1996 and a New Drug Application was filed in the U.S. in early 1997, offers a remedy for urinary incontinence by reducing overactivity in the bladder, thus reducing symptoms, such as increased frequency and urge to urinate, as well as incontinence episodes. The Company is engaged in arbitration with Forest Laboratories ("Forest") in which Forest alleges that pursuant to an agreement with the Company, Forest is entitled to exclusive U.S. marketing rights to DETRUSITOL. The Company intends to vigorously defend this action, although it is not yet able to predict the outcome of this proceeding.

                 The Company also markets DRIDASE(R)/DITROPAN(R) and CETRIPRIN NOVUM(R) for urinary incontinence.

                 CAVERJECT(R), a treatment for erectile dysfunction due, among other reasons, to diabetes, cardiovascular problems, injuries and aging, is self-administered by intracavernosal injection and is sold in 59 countries.

CONSUMER HEALTH CARE PRODUCTS

                 The Company develops, manufactures and markets nonprescription healthcare products to drug stores, food stores and mass merchandisers in the U.S. and Europe.

                 The Company developed and manufactures NICORETTE(R) and NICOTROL(R) for smokers who seek a medical product to aid in smoking cessation. NICORETTE chewing gum is sold over-the-counter in the U.S. by SmithKline Beecham Consumer Pharmaceuticals. NICORETTE chewing gum has also been approved for sale in France. The Company's NICORETTE chewing gum and transdermal patch administer nicotine to the body through slow-release formulations in order to alleviate withdrawal symptoms. Although the Company's U.S. patent covering nicotine polacrilex, the active ingredient in NICORETTE chewing gum, expired in August 1992, the Company has market exclusivity for NICORETTE chewing gum in the U.S. until 1999, during which time no abbreviated new drug applications (ANDAs) for the product can be approved by the U.S. Food and Drug Administration. In other countries, the Company has no patent protection for NICORETTE chewing gum; however, the NICORETTE transdermal patch is patented in certain jurisdictions, and is sold in the U.S. by McNeil Consumer Products Company.

                 In addition, the Company produces and sells ROGAINE(R) Topical Solution, a 2% solution of minoxidil applied topically to treat hair loss in men with male pattern baldness and in women with androgenetic alopecia or hereditary hair loss. The product is also sold in numerous foreign countries. The U.S. patents covering ROGAINE expired in February 1996. ROGAINE is sold over-the-counter in the U.S. and competes with several generic products not produced by the Company.

                 The Company also manufactures and distributes other non-prescription products including MOTRIN IB(R) Tablets, Caplets and Gelcaps, an analgesic; KAOPECTATE(R) products, for diarrhea; MICROLAX(R), for constipation; CORTAID(R) products, anti-inflammatory topical products; the family of UNICAP(R) vitamin products; DRAMAMINE(R), anti-motion sickness medicines; and MYCITRACIN(R), an antibiotic ointment for treatment of minor skin infections and burns. The Company also holds a license from Hoechst-Roussel Pharmaceuticals Inc. for exclusive U.S. rights to the nonprescription laxative products DOXIDAN(R) and SURFAK(R). The Company also has a U.S. marketing arrangement with McNeil Consumer Products Company whereby the Company has certain rights to several ibuprofen-based products and other products being developed by McNeil.

RESEARCH AND DEVELOPMENT

                 The Company aims to direct its R&D efforts to develop new innovative pharmaceuticals and other healthcare products offering high therapeutic benefits in a number of therapeutic areas in which the Company believes it has the ability to establish a leading global position. The Company also seeks to expand the markets for its existing products by identifying new indications and administrative forms as well as by expanding their international market penetration and extending product life, including by converting suitable patented products to over-the-counter products. The Company concentrates its R&D resources on selected areas both where it has in-house expertise and where there are identified substantial unmet medical needs. The Company's research activities are being focused on five medically important therapeutic areas, including infectious disease, metabolic disease, CNS, oncology and inflammation, and are conducted principally in the Company's three regional centers in Kalamazoo, Michigan, Stockholm/Uppsala, Sweden and Milan, Italy.

                 The R&D process has historically taken from 10 to 15 years from discovery to initial product launch and is conducted in various stages. During each stage of development, there is a substantial risk that the desired objectives will not be achievable and that the product will therefore have to be abandoned or the objectives modified. During the "preclinical" stage, generally the first two to four years, research is carried out in order to identify an active substance in the laboratory and then perform pharmacology and toxicology studies of its effects in various animals. Before testing in humans, an application for the compound must be filed and processed by the requisite regulatory authorities. Testing in humans is performed in different clinical phases to assure the safety and efficacy of the new compound. In clinical Phase I, studies to establish the tolerance, absorption, distribution, metabolism and excretion of the compound are performed on healthy human subjects. Clinical Phase II studies are performed on a limited number of patients to determine efficacy and to define an effective dose. Clinical Phase III comparative studies are then performed on a larger number of patients in order to further establish efficacy and safety. Together, Phases I, II and III typically take from three to five years to complete. Thereafter, an application containing all data for the proposed drug is sent to regulatory authorities for approval, which may take an additional one to two years. Further clinical trials, called Phase IV trials, are generally carried out after product launch to continue to monitor the efficacy and safety of a new drug.

                 As a result of the Combination, the Company has R&D resources which enable it competitively to develop commercially attractive new products. The research expertise of Pharmacia in molecular biology and Upjohn in advanced chemistry strengthened research capabilities and will contribute to a reduction in overall development time for new products. As part of the Company's increased focus on high priority projects, a thorough review of R&D projects was undertaken. As a result, several projects then under development have been discontinued or licensed out, enabling additional resources to be devoted to higher priority projects.

Infectious Disease

                 A New Drug Application for RESCRIPTOR(R) (delavirdine mesylate), a non-nucleoside reverse transcriptase inhibitor for the treatment of AIDS and HIV seropositive/asymptomatic patients, was filed with the U.S. FDA in 1996.

                 Oxazolidinones are a potentially important new class of antibiotics that have a novel mechanism of action: inhibition of mRNA translation. A compound (linezolide) is in Phase II clinical studies for evaluation of efficacy, safety and human pharmacokinetics. In vitro studies show the oxazolidinones to be effective against gram-positive bacteria including antibiotic-resistant strains of staphylococci, streptococci and enterococci. Management believes that oxazolidinones have the potential to meet a significant unmet need due to the increasing incidence of resistant bacterial infections. A patent application is pending in the U.S.

Metabolic Disease

                 The Company's primary research area in the field of metabolic disease concerns growth disorders. In addition, research projects are currently in process in the field of obesity, diabetes, arteriosclerosis and vascular disease.

                 Research and development in the area of growth and growth factors is concentrated on a broader spectrum of indications for GENOTROPIN including use in adults as hormone replacement therapy (for which approval has already been received in the major European countries, New Zealand and China), and for uremia. In addition, the Company is pursuing further development of convenience products to administer GENOTROPIN as well as studying other indications.

Central Nervous System

                 In the CNS area, the Company has three potential products in late stage clinical development: cabergoline, pramipexole and reboxetine.

                 Cabergoline has preferential D2 receptor agonist activity with extremely long-lasting dopamine agonist effect. Cabergoline has been approved for marketing in the U.S. and several European countries under the trade name DOSTINEX for the treatment of hyperprolactinemia. The compound is also in late development worldwide as a potential treatment for Parkinson's disease, a relatively frequent and progressively disabling illness of the advanced age, where the product, to be named CABASER(R), may be particularly useful for its longer duration of action and more convenient administration compared with other similar drugs. A registration dossier has been filed in major European countries and Japan, and the Company has received approval in the UK, Denmark and Switzerland for use in treatment of Parkinson's disease. Continued studies with CABASER aim at documenting the product as a first line treatment for Parkinson's disease, especially for patients with early onset of disease.

                 Pramipexole has preferential D3 receptor agonist activity and is under development for Parkinson's disease and depression. To date, studies in depression have shown questionable efficacy and the schizophrenia indication has been discontinued for the same reason. The compound was licensed from, and is being co-developed with, Boehringer-Ingelheim, with plans for worldwide co-marketing. The Company filed an NDA for Parkinson's disease in the U.S. in late 1995. The NDA includes three North American studies, which produced good results at well- tolerated doses for both early and late stage Parkinson's disease. The European filing will be dependent on finalization of a European early disease study (enrollment completed) as well as a bromocriptine comparator trial. A centralized EU application was filed in late 1996 for Parkinson's disease. The pramipexole compound patent expires in 2005 in Europe and Japan, and in 2006 in the U.S.

                 Reboxetine is an antidepressant agent which has a different mode of action compared with other drugs due to a different mechanism of action. Clinical Phase III studies have been completed in Europe and regulatory submission in Europe took place in August 1996.

                 LINOMIDE(R) is an oral immunomodulator which is currently being tested in multiple sclerosis studies, following positive animal studies indicating potential efficacy in autoimmune disorders. Phase II clinical studies have also been encouraging and Phase III clinical studies are ongoing.

                 The Company is working to develop a chemical entity that would be intended to have an improved efficacy/side-effect ratio in the treatment of migraine.

                 In addition, the Company has several other projects under development. These include XANAX XR(R), a new formulation of the drug XANAX which is indicated for the treatment of anxiety. XANAX XR is a sustained release formulation expected to offer convenience/compliance benefits and, in addition, separate patent protection has been applied for this product.

Oncology

                 This area represents a major research commitment for the Company with discovery and development efforts directed and focused on finding effective treatments for various forms of tumors, particularly those which respond poorly, or are resistant, to currently available therapy. The research programs cover chemotherapy, hormone therapy, immunotherapy of cancer as well as novel approaches and mechanisms of antitumor action which are being pursued mainly in discovery phase.

                 CAMPTOSAR(R) (irinotecan hydrochloride), an injectable DNA topoisonmerase-I inhibitor pro-drug, was approved in the U.S. for treatment of refractory colorectal cancer. In the U.S. and Latin America, Phase II cervical and non-small cell lung cancer studies have been conducted. Phase III planning is underway for colorectal and non-small cell lung trials. Also, Phase I studies for oral irinotecan are underway to determine the maximal tolerated dose.

                 Exemestane is a hormonal anticancer agent that is being tested as a potential treatment for advanced breast cancer. Phase III studies are being performed in Europe and the U.S, and Phase II clinical trials are in progress in Japan.

                 SnET2 (tin ethyl etiopurpurin) is a novel agent for photodynamic anticancer therapy, licensed from the U.S. company PDT Inc. Phase III clinical trials have begun in skin malignancies. The photoreactive drug is activated by nonthermal light from a medical laser, which leads to the production of free oxygen radicals and the destruction of cancer cells. For most applications, only local anesthesia is required, indicating the potential for outpatient use.

Ophthalmology

                 XALATAN (latanoprost), the Company's compound for the treatment of open-angle glaucoma, has been approved in the U.S., U.K., Switzerland and Sweden and is awaiting registration in the remaining European countries and Japan. Glaucoma is the largest indication in ophthalmology. The Company believes that XALATAN represents a major advance in the treatment of glaucoma.

XALATAN reduces intraocular pressure by means of a new mechanism of action. The development program for XALATAN will be further expanded with combination therapy and new formulations.

Other Prescription Pharmaceutical Products

                 FREEDOX(R) (tirilazad mesylate) is an antioxidant that limits ischemia in animal models. The product has been approved for severe subarachnoid hemorrhage ("SAH") in males in several countries. It has been shown that pre-menopausal women and patients on anticonvulsants, particularly phenytoin, have a faster rate of metabolism and thus are likely to need more drug to demonstrate efficacy. Accordingly, two Phase III trials are ongoing (one in Europe and one in the U.S.) to evaluate efficacy of a higher dose in women. A U.S. safety study using higher doses in males is also being conducted. Clinical studies for the stroke indication have been discontinued due to questionable efficacy of FREEDOX. A study for spinal cord injury sponsored by the National Institute of Health has completed enrollment and results have indicated positive outcomes.

Consumer Health Care Products

                 The Company is currently working on extending the range of products for smoking cessation (NICORETTE) and a treatment for hair loss (ROGAINE/REGAINE) to the over-the-counter market.

ANIMAL HEALTH

                 The Company researches, develops, manufactures and markets a broad range of pharmaceutical and vaccine products for both food and companion animals. These products are sold worldwide to veterinarians, feed manufacturers, distributors and growers who choose the Company's products primarily because of their efficacy and suitability for particular uses, as well as price and quality. Major products include NAXCEL(R) Sterile Powder, an antibiotic for bovine and swine respiratory disease and early chick mortality; LINCO-SPECTIN(R) Soluble Powder and Premix, a combination lincomycin/spectinomycin antibiotic; LINCOMIX(R) 20 and LINCOMIX 50 Feed Medication, which are feed-additive antibiotics; MGA(R) Premix, which is a growth-promoting feed additive for feedlot heifers; various products for the treatment of mastitis, including PIRSUE(R); DELTA ALBAPLEX(R) Tablets and LINCOCIN(R), which are small-animal antibiotics; and LUTALYSE(R) Sterile Solution, which is used to synchronize breeding performance in mares and cattle.

CHEMICAL AND CONTRACT MANUFACTURING

                 The Company researches, develops, manufactures and markets bulk pharmaceutical chemicals and selected high-technology specialty (nonpharmaceutical) chemicals. In addition, the Company manufactures finished dosage forms for sale to third parties.

BIOTECHNOLOGY

                 The Company is one of the world's leading suppliers of biotechnology equipment, systems, reagents and chemicals for pharmaceutical and biotechnology companies and for life science research in the public and private sectors. The business area's traditional products are for use in laboratory-scale chromatography and electrophoresis, two key separation technologies for biomolecules. The Company also produces reagents, chemicals and systems used by researchers to perform experiments in the areas of molecular and cell biology, and media and systems devoted to large-scale purification of substances prepared by biotechnological methods in the pharmaceutical industry. In recent years, the market for biotechnology research instruments and other products has been adversely affected by budgeting constraints in universities and publicly funded research centers, resulting in increasing competition and downward price pressure.

DIAGNOSTICS

                 The Company is the world leader in the area of in vitro allergy diagnostics. The Company's main allergy diagnostic product, the Pharmacia CAP System(R), was introduced by Pharmacia in 1989. It is a highly automated laboratory system that enables testing from patient blood samples for allergenic sensitivity to nearly 500 substances. The Company believes that no competitor in the allergy diagnostic business markets a product that can test allergenic sensitivity to as many different substances. The Company markets the Pharmacia CAP System to diagnostic laboratories worldwide. Patents on the Pharmacia CAP System expire in 2003. During 1996, a new easy-to-use, low-volume test instrument, UniCAP 100(R), was introduced for use by small to medium size laboratories and family physicians.

                 The Company's largest market for allergy diagnostics is Japan, while sales in the U.S. are relatively low because of the relatively high incidence of more traditional in vivo (skin prick) diagnostic testing by medical professionals in the U.S.

DISEASE MANAGEMENT

                 The Company participates in the disease management business in the U.S. through its Greenstone Healthcare Solutions subsidiary, providing services in prevention, screening, diagnosis, treatment, case management, education and outcome assessment.

PRODUCTION

                 The Company produces its products mainly in the U.S., Sweden, Italy, Belgium, Ireland and Puerto Rico.

                 The Company purchases a variety of raw materials for use in its manufacturing processes. When available, the Company has a policy of maintaining multiple sources of supply for materials. The Company obtains its supplies of raw materials from several companies in a number of countries. The Company has not experienced any difficulty in obtaining a sufficient supply of raw materials in recent years and believes that it will be able to obtain them in sufficient quantities in the future. However, the price of its raw materials may vary from year to year.

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

COMPETITION

                 The pharmaceutical industry is highly competitive. The Company's principal competitors consist of major international corporations with substantial resources. A drug may be subject to competition from alternative therapies during the period of patent protection and thereafter it will be subject to further competition from generic products. The manufacturers of generic products typically do not bear the related research and development costs and consequently are able to offer generic products at considerably lower prices than the branded equivalents. A research-based pharmaceutical company will therefore normally seek to achieve a sufficiently high profit margin and sales volume during the period of patent protection to justify the original investment and to fund research for the future. There are, however, a number of factors which may enable products to remain profitable once patent protection has ceased. These include the establishment of a strong brand image with the prescriber or the consumer, supported by an active trademark registration and enforcement policy, and the development of a broader range of alternative formulations than the generic manufacturer typically supplies.

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

                 Over the last few years, the pharmaceutical industry has experienced increased vertical and horizontal consolidation, and the breadth of products offered and distribution capabilities of a company may become a competitive feature. The Company competes with other pharmaceutical companies in discovering or licensing new chemical entities useful in treating medical conditions. In addition, significant changes in marketing conditions are occurring in the U.S., Swedish and foreign pharmaceutical markets, including decreased pricing flexibility, restrictions on promotional and marketing practices and the impact of managed care, particularly with respect to product selections and pricing concessions.

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

                 In addition, the Company's ability to maintain longstanding and interactive relationships with specialist doctors and its ability to attract and retain qualified scientific and other personnel, develop and implement production and marketing plans, obtain and maintain patent protection for selected products in its significant markets and secure adequate capital resources are also important competitive factors.

PRICING

                 In addition to the normal competitive forces that affect the level of prices, a further constraint exists in the form of price controls in most countries in which the Company sells its products. These controls arise either by law or because the government or other healthcare providers in a particular jurisdiction are the principal purchasers of the product or reimburse purchasers for the cost of the product. Price control mechanisms operate differently from jurisdiction to jurisdiction and can result in large price differentials between markets, which may be aggravated by currency fluctuations. These price differentials are exploited by traders (parallel importers) who purchase branded products in lower-priced markets for resale in higher-priced markets.

PRODUCT REGULATION

                 Like other pharmaceutical companies, the Company is subject to strict controls on the manufacture, labeling, distribution and marketing of its products. Further controls exist on the non-clinical and clinical development of pharmaceutical products. Of particular importance is the requirement to obtain and maintain regulatory approval for a pharmaceutical product from a country's national regulatory authority before such product may be marketed in a particular country.

                 The submission of an application to a regulatory authority does not guarantee that a license to market the product will be granted. Furthermore, each regulatory authority may impose its own requirements and may delay or refuse to grant, or may require additional data before granting, an approval, even though the relevant product has been approved in another country. Regulatory authorities also have administrative powers that include product recalls, seizure of products and other sanctions.

                 The U.S., Europe, Japan, Australia and Canada have very high standards for technical appraisal and consequently, in most cases, a lengthy approval process. The time taken to obtain approval varies by country, but generally takes from six months to four years from the date of application, depending upon the quality of the data produced, the degree of control exercised by the regulatory authority, the efficiency of its review procedure and the nature of the product. The trend in recent years has been toward greater regulation and higher standards with higher levels of standardization among jurisdictions.

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

                 In the U.S., most human and animal pharmaceutical products manufactured or sold by the Company are subject to regulation by the FDA as well as by other federal and state agencies. The FDA regulates the introduction of new drugs, advertising of prescription drug products, manufacturing, laboratory and clinical practices, labeling, packaging and record-keeping with respect to drug products. The FDA also reviews the safety and effectiveness of marketed drugs and may require withdrawal of products from the market and modification of labeling claims where necessary. In addition, the manufacturing, marketing and use of Animal Health products are closely regulated in all major markets including the U.S. Department of Agriculture, which regulates animal health products within the U.S.

                 Government approval of new drugs under the federal Food, Drug and Cosmetic Act requires substantial evidence of safety and efficacy. As a result of this requirement, as interpreted by the FDA, the length of time and the laboratory and clinical information required for approval of an NDA is considerable.

                 The FDA has adopted streamlined procedures for the approval of duplicate drugs (drugs containing the same active ingredient as the originator's product), including abbreviated NDAs. Approval of abbreviated NDAs may not be made effective prior to expiration of valid patents. The FDA has established a similar expedited approval process for antibiotics. The availability of the abbreviated NDA and expedited antibiotic approval processes has reduced the time required to obtain FDA approval of some competing products and has facilitated generic competition.

                 At the state level, so-called "generic substitution" legislation permits the dispensing pharmacist to substitute a different manufacturer's version of a drug for the one prescribed. In a number of states, such substitution is mandatory unless precluded by the prescribing physician.

                 U.S. pharmaceutical manufacturers are required to provide rebates to state governments for prescriptions covered by Medicaid. The issue of further price controls on sales of prescription drugs continues to be considered in Congress and various states, and additional federal or state legislation to limit prices of prescription drugs is possible.

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

                 Financial information about industry segments and financial information about foreign and domestic operations and export sales is contained in the Company's financial statements.


                                   EMPLOYEES

                 The Company has approximately 31,700 employees worldwide, although the number is changing based on realignment of operations and related reductions in force.

                 The Company believes that it has good relations with its employees. Employees at several non-U.S. locations are represented either by freely elected unions or by legally mandated workers' councils or similar organizations.


                             ENVIRONMENTAL MATTERS

                 The Company is subject to extensive environmental legislation and regulation, requiring substantial environmental compliance costs, including capital expenditures related to future production. Projects related to the prevention, mitigation and elimination of environmental effects are implemented worldwide.

                 Since several capital projects are undertaken for both environmental control and other business purposes, such as production process improvements, it is difficult to estimate the specific capital expenditures for environmental control. However, it is estimated that capital expenditures for environmental protection will exceed $30 million in both 1997 and 1998. Operating expenses for compliance with environmental protection laws and regulations in 1996 are estimated to have been in excess of $60 million. It is estimated that such operating expenses for 1997 will be in excess of $55 million. Cash payments charged to environmental reserves in 1996 were approximately $17 million and are estimated to be approximately $15 million for 1997.


ITEM 2.  PROPERTIES

                 The Company's various businesses operate through a number of offices, research laboratories and production facilities throughout the world with principal locations in Kalamazoo, Michigan; Stockholm, Uppsala and Helsingborg, Sweden; Milan, Italy; and Puurs, Belgium. The Company also has production and research facilities in Japan and Puerto Rico and leases its primary business offices in Windsor, England. The Company believes its properties to be adequately maintained and suitable for their intended use and its production facilities to have a capacity adequate for its current needs.


ITEM 3.  LEGAL PROCEEDINGS

                 Various suits and claims arising in the ordinary course of business, primarily for personal injury alleged to have been caused by the use of the Company's products, are pending against the Company and its subsidiaries. Product liability is a significant commercial risk for the Company. Substantial damage awards have been made in certain jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products.

                 The Company is involved in several administrative and judicial proceedings relating to environmental concerns, including actions brought by the U.S. EPA and state environmental agencies for remedial cleanup at approximately 50 sites, including site clean-up at the Company's discontinued industrial chemical operations in the state of Connecticut. The Company's estimate of the ultimate cost to be incurred in connection with these environmental situations could change due to uncertainties at many sites with respect to potential cleanup remedies, the estimated cost of cleanup and the Company's ultimate share of a site's cost.

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

                 In May 1994, the FDA established a Task Force to review the FDA's prior inspection report on HALCION, including an assessment of the conclusions of the report, the approval of the drug, related FDA processes and procedures and the violation of any laws. The U.S. Attorney's Office in Grand Rapids, Michigan, assisted in this review. The Task Force found no evidence of criminal wrongdoing, but suggested that the Justice Department is the appropriate entity to determine and evaluate the facts and to determine whether criminal offenses had occurred and should be pursued. The Task Force also concluded that the evidence supports the safety and efficacy of HALCION tablets when used in accordance with its approved labelling. However, the Task Force recommended that a wide spectrum of experts review the safety and efficacy data on HALCION tablets, and report their findings to the FDA's Psychopharmalogical Drugs Advisory Committee. The Task Force also recommended several improvements in FDA practices and procedures. Three current employees and one former employee recently testified before a Grand Jury in Grand Rapids, Michigan, on the subject of the Company's record keeping and tracking of capital assets and computer disks and tapes, with the principal focus on tapes and disks containing HALCION clinical data and analyses. The Company cannot predict the outcome of any continuing investigation by the Justice Department, the FDA or the Grand Jury. A subcommittee of the House of Representatives has instituted a review of some of the conclusions of the original inspection report and is reviewing the Task Force report. The Company has furnished the subcommittee a large number of documents in responding to the subcommittee's request. The Company cannot predict the nature, scope or timing of any further review by the subcommittee.

                 The Company has been named along with at least 30 other defendants (both manufacturers and wholesalers) in a number of federal civil antitrust lawsuits which have been consolidated and transferred to the Federal District Court for the Northern District of Illinois. These suits allege that the Company and the other named defendants violated (1) the Robinson-Patman Act by giving substantial discounts and rebates to mail-order pharmacies and managed health care organizations without according the same discounts to retail pharmacies, and (2) Section 1 of the Sherman Antitrust Act by entering into illegal agreements to deny such discounts and rebates to retailers. The federal court certified a national class of retail pharmacies in November 1994. Similar actions by proposed retailer classes have been filed in the state courts of Alabama, California, Minnesota and Wisconsin, and actions by proposed consumer classes seeking damages based on the same alleged conduct are pending in the state courts of Alabama, Arizona, California, Colorado, the District of Columbia, Maine, Michigan, Minnesota, New York, Washington and Wisconsin. The California and Washington, D.C. courts have certified a retailer class.
Motions to certify the proposed classes are pending in several other states.
In April 1996, the Federal District Court denied motions by the Company and 12 other manufacturer defendants for summary judgment. Appeals from the denial are pending. In July 1996, the Federal District Court approved a settlement between 14 defendant manufacturers and the federal retailer class which includes a release of the federal and state claims of class members against the settling manufacturers. The Company is not a party to this settlement. However, due to the existence of a Judgment Sharing Agreement among the defendant manufacturers, the settlement should not materially increase the Company's liability exposure.

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


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                 The Company

                 The Common Stock is listed and traded on the New York Stock Exchange (the "NYSE") under the symbol PNU. As of January 31, 1997, there were
36,327 holders of record of the Common Stock.    Swedish Depositary Shares,
each representing one share of Common Stock, are traded on the Stockholm Stock Exchange under the symbol PH&U.

                 Information regarding the market prices and dividends for the Company's Common Stock and related stockholder matters appearing under the caption "Quarterly Data" in the 1996 Annual Report to Shareholders (Exhibit 13) is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA


         Incorporated herein by reference to the Registrant's Annual Report to Shareholders filed as Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference to the Registrant's Annual Report to Shareholders filed as Exhibit 13 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated herein by reference to the Registrant's Annual Report to Shareholders filed as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Background information for the Board of Directors, including Jan Ekberg, the Company's President and Chief Executive Officer, is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 29, 1997.

         In addition to J. Ekberg, the following are the Company's executive officers:

                 Goran A. Ando, M.D., age 47, Executive Vice President, Worldwide Science and Technology. He had been Executive Vice President and Deputy Chief Executive Officer of Pharmacia since February 1995, and before that had been at Glaxo Holdings p.l.c., where he was director of research and development activities.

                 Kenneth M. Cyrus, age 58, Senior Vice President, General Counsel and Secretary. He had been Executive Vice President, Secretary and General Counsel for Upjohn since 1994 and before that had been Senior Vice President, Secretary and General Counsel.

                 Robert C. Salisbury, age 53, Executive Vice President, Finance and Administration, and Chief Financial Officer. He had been Executive Vice President and Chief Financial Officer for Upjohn since 1994, and before that had been Senior Vice President for Finance and Chief Financial Officer.

ITEM 11.   EXECUTIVE COMPENSATION

           Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 29, 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 29, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 29, 1997.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A)1.   FINANCIAL STATEMENTS

           The following are included in the 1996 Annual Report to Shareholders (Exhibit 13) and are incorporated by reference into this Form 10-K pursuant to Item 8.

           Report of Independent Accountants - Coopers & Lybrand, L.L.P.

           Consolidated Statements of Earnings, Years ended December 31, 1996, 1995 and 1994.

           Consolidated Balance Sheets, December 31, 1996 and 1995.

           Consolidated Statements of Shareholders' Equity, Years ended December 31, 1996, 1995 and 1994.

           Consolidated Statements of Cash Flows, Years ended December 31, 1996, 1995 and 1994.

           Note 22. Segment and Geographic Information, Years ended December 31, 1996, 1995 and 1994.

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

(A)3.   EXHIBITS

(3)(i)     Restated Certificate of Incorporation of the Registrant (filed as Exhibit 4.1 to the Registrant's Registration
           Statement on Form S-8 (Reg. No. 333-03109), and incorporated herein by reference).

(3)(ii)    By-laws of the Registrant (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (Reg. No.
           333-03109), and incorporated herein by reference).

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

(10)(a)    Form of Indemnification Agreement entered into with each Officer and Director (incorporated by reference to Exhibit
           (10)(a) to the Registrant's Form 10-K for the year ending December 31, 1995).

(10)(b)    Employment Agreement with J.L. Zabriskie dated March 7, 1996 (incorporated by reference to Exhibit (10)(b) to the
           Registrant's Form 10-K for the year ending December 31, 1995).

(10)(c)    Employment Agreement with G.A. Ando dated January 4, 1996 (incorporated by reference to Exhibit (10)(c) to the
           Registrant's Form 10-K for the year ending December 31, 1995).

(10)(d)    Employment Agreement with R.C. Salisbury dated January 4, 1996 (incorporated by reference to Exhibit (10)(d) to the
           Registrant's Form 10-K for the year ending December 31, 1995).

(10)(e)    Consulting Agreement with J. Ekberg dated March 11, 1996 (incorporated by reference to Exhibit (10)(e) to the
           Registrant's Form 10-K for the year ending December 31, 1995).

(10)(f)    Employment Agreement with L.S. Smith dated February 25, 1997.

(10)(g)    Employment Agreement with K.M. Cyrus dated March 8, 1996.

(10)(h)    Registration Rights Agreement dated as of August 20, 1995, among Pharmacia & Upjohn, Inc., The Upjohn Company,
           Pharmacia Aktiebolag and AB Volvo (filed as Exhibit 10(b) to the Registrant's Registration Statement on Form S-4
           (Reg. No. 33-61969), and incorporated herein by reference).

(10)(i)    Long-Term Incentive Plan (incorporated by reference to Exhibit (10)(g) to the Registrant's Form 10-K for the year ending December 31, 1995).

(10)(j)    Annual Incentive Plan (incorporated by reference to Exhibit (10)(h) to the Registrant's Form 10-K for the year ending December 31, 1995).

(11)(a)    Computation of Earnings Per Share - Primary.

(11)(b)    Computation of Earnings Per Share - Fully Diluted.

(12)       Computation of Ratio of Earnings to Fixed Charges.

(13)       Annual Report to Shareholders.

(21)       Subsidiaries of the Registrant.

(23)       Consent of Independent Accountants.

(27)       Financial Data Schedule.

(B)        REPORTS ON FORM 8-K

           None.

                                   SIGNATURES

                 Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PHARMACIA & UPJOHN, INC.




                                        By:             /s/ Jan Ekberg
                                           ------------------------------------
                                           Jan Ekberg
                                           President and Chief Executive
                                           Officer and Director


                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


             Signature                                Title                            Date
             ---------                                -----                            ----
     /s/ Richard H. Brown                  Chairman of the Board and             February 25, 1997
 ---------------------------------         Director
          Richard H. Brown

     /s/ Jan Ekberg                        President and Chief Executive         February 25, 1997
 ---------------------------------
             Jan Ekberg                    Officer and Director

     /s/ Goran Ando                        Executive Vice President              February 25, 1997
 ---------------------------------
             Goran Ando

     /s/ Robert C. Salisbury               Executive Vice President (Chief       February 25, 1997
 ---------------------------------         Financial Officer)
        Robert C. Salisbury

     /s/ Frank C. Carlucci                 Director                              February 25, 1997
 ---------------------------------
         Frank C. Carlucci

     /s/ Gustaf Douglas                    Director                              February 25, 1997
 ---------------------------------
           Gustaf Douglas

     /s/ M. Kathryn Eickhoff               Director                              February 25, 1997
 ---------------------------------
        M. Kathryn Eickhoff

     /s/ Daryl F. Grisham                  Director                              February 25, 1997
 ---------------------------------
          Daryl F. Grisham

     /s/ Soren Gyll                        Director                              February 25, 1997
 ---------------------------------
             Soren Gyll

     /s/ William E. La Mothe               Director                              February 25, 1997
 ---------------------------------
        William E. La Mothe

     /s/ Goran Linden                      Director                              February 25, 1997
 ---------------------------------
            Goran Linden

             Signature                                Title                            Date
             ---------                                -----                            ----
     /s/ Berthold Lindquist                Director                              February 25, 1997
 ---------------------------------
         Berthold Lindquist

     /s/ Olof Lund                         Director                              February 25, 1997
 ---------------------------------
             Olof Lund

                                           Director                              February 25, 1997
 ---------------------------------
       William D. Mulholland

     /s/ William U. Parfet                 Director                              February 25, 1997
 ---------------------------------
         William U. Parfet

     /s/ Ulla Reinius                      Director                              February 25, 1997
 ---------------------------------
            Ulla Reinius
     /s/ Bengt Samuelsson                  Director                              February 25, 1997
 ---------------------------------
          Bengt Samuelsson

                                 EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION
-----------        -----------
(10)(f)       Employment Agreement with L.S. Smith dated February 25, 1997

(10)(g)       Employment Agreement with K.M. Cyrus dated March 8, 1996

(11)(a)       Computation of Earnings Per Share - Primary

(11)(b)       Computation of Earnings Per Share - Fully Diluted

(12)          Computation of Ratio of Earnings to Fixed Charges

(13)          Annual Report to Shareholders

(21)          Subsidiaries of the Registrant

(23)          Consent of Independent Accountants

(27)          Financial Data Schedule
