Form 10-Q
period 1997-03-31
PHARMACIA & UPJOHN INC
filed 1997-05-09
CIK 949573

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1997

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


Pharmacia & Upjohn Company, 7000 Portage Road, Kalamazoo, MI 49001
        (Address of principal executive offices)  (Zip Code)


            Registrant's telephone number     616/833-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject
to such filing requirements for the past 90 days.  YES   X     NO


The number of shares of Common Stock, $1 Par Value, outstanding as of
May 1, 1997                was 507,538,271.

                          Page 1 of 19 pages
             The exhibit index is set forth on page 14.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months Ended March 31
(All U.S. dollar amounts in millions, except per-share data)

                                                           Unaudited
                                                     ----------------------
                                                        1997         1996
                                                     ----------   ----------
Net sales                                            $ 1,635      $ 1,740
Other revenue                                             27           17
                                                     ----------   ----------
       Operating revenue                               1,662        1,757

Cost of products sold                                    503          503
Research and development                                 283          300
Marketing, administrative and other                      602          629
Restructuring charges                                      -          257
Merger costs                                               -           22
                                                     ----------   ----------
       Operating income                                  274           46

Interest income                                           29           49
Interest expense                                          (7)         (20)
All other, net                                            (2)          (1)
                                                     ----------   ----------
Earnings before income taxes                             294           74
Provision for income taxes                               100           24
                                                     ----------   ----------
Net earnings                                             194           50
Dividends on preferred stock (net of tax)                  3            3
                                                     ----------   ----------
Net earnings on common stock                         $   191      $    47
                                                     ==========   ==========
Net earnings per common share:
  Primary                                                  $.37         $.09
                                                           ====         ====
  Fully diluted                                            $.37         $.09
                                                           ====         ====

                            See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31
(All U.S. dollar amounts in millions)


                                                              Unaudited
                                                        ----------------------
                                                         1997        1996
                                                        -------     -------
Net cash provided by operations                          $206        $ 91
                                                        --------    --------
Cash provided (required) by investment activities:
  Additions of properties                                (105)       (113)
  Proceeds from sales of investments                      339         733
  Purchase of investments                                (242)       (507)
  Other                                                   (13)         (1)
                                                        --------    --------
Net cash (required) provided by investment activities     (21)        112
                                                        --------    --------
Cash provided (required) by financing activities:
  Repayment of debt                                        (6)        (18)
  Payments of ESOP debt                                   (12)         (8)
  Debt maturing in three months or less (net)             273         (11)
  Dividends paid to shareholders                         (142)       (141)
  Purchase of treasury stock                              (20)        (33)
  Proceeds from issuance of stock                           7          53
  Other                                                     7           3
                                                        --------    --------
Net cash provided (required) by financing activities      107        (155)
                                                        --------    --------
Effect of exchange rate changes on cash                   (40)          2
                                                        --------    --------
Net change in cash and cash equivalents                   252          50

Cash and cash equivalents, beginning of year              641         841
                                                        --------    --------
Cash and cash equivalents, end of period                 $893        $891
                                                        ========    ========


                            See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(All U.S. dollar amounts in millions)
                                                    March 31,     December 31,
                                                      1997            1996
                                                   -----------    ------------
                                                   (unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents                         $   893        $   641
  Short-term investments                                565            696
  Trade accounts receivable, less allowance
    of $96 (1996: $95)                                1,577          1,705
  Inventories                                         1,005          1,012
  Other current assets                                  842            841
                                                   -----------    ---------
       Total current assets                           4,882          4,895
                                                   -----------    ---------
Long-term investments                                   480            512
                                                   -----------    ---------
Goodwill and other intangible assets, net             1,380          1,522
                                                   -----------    ---------
Properties, net                                       3,463          3,602
                                                   -----------    ---------
Other noncurrent assets                                 675            642
                                                   -----------    ---------
Total assets                                        $10,880        $11,173
                                                   ===========    =========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including current
    maturities of long-term debt                    $   501        $   235
  Other current liabilities                           2,034          2,268
                                                   -----------    -----------
       Total current liabilities                      2,535          2,503
                                                   -----------    -----------
Long-term debt and guarantee of ESOP debt               808            823
                                                   -----------    -----------
Other noncurrent liabilities                          1,559          1,606
                                                   -----------    -----------

Shareholders' equity:
  Preferred stock, one cent par value;
    authorized 100,000,000 shares; issued
    Series A convertible 7,091 shares
    (1996: 7,125 shares) at stated value                286            287
  Common stock, one cent par value;
    authorized 1,500,000,000 shares, issued
    508,420,497 shares (1996: 508,500,633 shares)         5              5
  Capital in excess of par value                      1,465          1,457
  Retained earnings                                   5,656          5,603
  Currency translation adjustments                   (1,155)          (855)
  Other shareholders' equity                           (279)          (256)
                                                   -----------    -----------
       Total shareholders' equity                     5,978          6,241
                                                   -----------    -----------
Total liabilities and shareholders' equity          $10,880        $11,173
                                                   ===========    ===========

                            See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All U.S. dollar amounts in millions, except per-share data)

A - INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial information presented herein is unaudited, other than the condensed consolidated balance sheet at December 31, 1996, which is derived from audited financial statements. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in the company's latest annual report on Form 10-K.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

B - INVENTORIES:
                                                      March 31,   December 31,
                                                        1997          1996
                                                      ---------   ------------
    Estimated Replacement Cost
      (FIFO Basis):
    Pharmaceutical and Other Finished Products         $  473       $  437
    Raw Materials, Supplies and Work-in-Process           693          726
                                                      ----------   ----------
                                                        1,166        1,163
    Less Reduction to LIFO Cost                          (161)        (151)
                                                      ----------   ----------
                                                       $1,005       $1,012
                                                      ==========   ==========

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $445 at March 31, 1997, and $410 at December 31, 1996.

C - LITIGATION:

The company is involved in a number of legal and environmental proceedings. These include a substantial number of product liability suits claiming damages as a result of the use of the company's products, including a number of cases involving Halcion; administrative and judicial proceedings at approximately 50 "Superfund" sites; and site cleanup at the company's discontinued industrial chemical operations.

While it is not possible to predict or determine the outcome of legal actions brought against the company, or the ultimate cost of environmental matters, the company continues to believe that the unaccrued costs and liabilities associated with such matters will not have a material adverse effect on the company's consolidated financial position, and unless there is a significant deviation from the historical pattern of resolution of these issues, there should not be a material adverse effect on the company's results of operations or liquidity.

The company is a party along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, some of which have been or are in the process of being consolidated and transferred to the Federal District Court for the Northern District of Illinois for purposes of discovery. These suits, brought by independent pharmacies and chains, generally allege unlawful conspiracy, price discrimination and price fixing and, in some cases, unfair competition, and specifically allege that the company and the other named defendants violated the following: (1) the Robinson-Patman Act by giving substantial discounts to hospitals, nursing homes, mail-order pharmacies and health maintenance organizations ("HMOs") without offering the same discounts to retail drugstores, and (2) Section I of the Sherman Antitrust Act by entering into illegal vertical combination with other manufacturers and wholesalers to restrict certain discounts and rebates so they benefited only favored customers. The Federal District Court for the Northern District of Illinois has certified a class consisting of retail pharmacies, and the same court has pending before it a suit with approximately 2,500 named retail pharmacies as plaintiffs. The suits seek treble damages and an injunction prohibiting the alleged illegal practices. Thirteen of the twenty-seven pharmaceutical company defendants (not including the company) have reached settlement agreements with the plaintiffs in the class action pending in the Northern District of Illinois for amounts ranging from $10 to $60. These settlements were approved by the court in 1996. The company, together with the remaining settling and nonsettling defendants, are appealing to the United States Court of Appeals for the Seventh Circuit from certain of the trial judge's orders. Actions raising claims similar to the federal lawsuits have been brought on behalf of retail drugstores and/or consumers in a number of state courts, including those in Alabama, Arizona, California, Colorado, District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, New York, Tennessee, Washington and Wisconsin. The California State court has certified a class of consumers seeking damages resulting from the same alleged conspiracy by the defendant pharmaceutical companies. In February 1997, the District of Columbia judge granted the plaintiffs' motion for class certification in part, and the parties have submitted briefs with regard to class definition and notice issues.

The U.S. Federal Trade Commission has instituted an inquiry into whether pharmaceutical companies, including the company, may have violated federal antitrust laws in connection with establishing prices and rebates. The company believes that any potential liability above amounts accrued will not have a material adverse effect on the company's consolidated financial position or the company's results of operations or liquidity.

D - RESTRUCTURING CHARGES AND MERGER COSTS:

Since the fourth quarter of 1995, the company has recorded restructuring accruals that included estimated costs of $610 associated with the November 1995 merger of the former Pharmacia AB and the former Upjohn Company. The accruals reflected the planned reduction of approximately 4,350 positions, the elimination of duplicate facilities, and other exit costs related to the merger. Expenditures associated with these accruals are expected to be substantially completed by the end of 1997. Of the amount originally accrued, approximately $150 remains as current and noncurrent liabilities. There have been no adjustments to previously recorded accruals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

FINANCIAL REVIEW

Overview of Consolidated Results
U.S. dollars in millions, except per-share data that are presented on a fully diluted, after-tax basis:
                                                          Percent
                                               1997       Change       1996
                                             --------     -------    --------
Total Revenue                                $1,662        (5.4)%    $1,757
Operating Income                                274          *           46**
Net Earnings                                    194          *           50**
Fully Diluted Earnings per Common Share       $0.37          *        $0.09**

                               *Not a meaningful comparison
                              **Inclusive of restructuring and merger costs

When comparing operating performance for the first quarter of 1997 to that of 1996, merger-related expenses should be considered. First quarter 1996 operating performance was significantly diminished by restructuring and merger related costs of $279 million ($0.35 per share). Restructuring charges of $257 million ($0.31 per share) recorded in the first quarter of 1996 resulted primarily from work force reductions associated with the merger. Additional costs totaling $22 million ($.04 per share) were incurred to effect the merger. Excluding these 1996 charges from the analysis, both operating income and earnings per share fell 16 percent in the first quarter of 1997. A 6 percent decline in sales coupled with a relatively smaller decrease in operating expenses limited overall performance in the first three months of 1997.

NET SALES

Worldwide sales fell 6 percent to $1.6 billion in the first quarter of 1997 compared to $1.7 billion in the same period in 1996. Sales declined as a result of combined volume and price (activity) by 1 percent while currency exchange rate fluctuations reduced sales by 5 percent. Sales performance by region, based on the markets in which sales were made to customers, is provided in the table below (in millions of U.S. dollars):

                                                           Percent
Three months ended March 31,                   1997        Change      1996
                                             --------      -------   --------
European Markets                             $  734        ( 9.9)%   $  814
United States Market                            504         (6.3)       538
Asia Pacific Markets                            298          7.5        277
Other Markets                                    99        (10.3)       111
                                             --------                --------
Consolidated Sales                           $1,635         (6.1)%   $1,740
                                             --------                --------

U.S. sales of $504 million declined 6 percent in the quarter-to-quarter comparison largely due to declines in over-the-counter (OTC) product sales, down because of significant prelaunch activities in 1996. In addition, strong sales growth in new prescription pharmaceutical products in the U.S. was offset by weak performance in existing product lines due to both generic competition and fourth quarter 1996 sales incentives. Total sales outside the U.S. were $1.1 billion, down 6 percent from $1.2 billion in 1996. Sales in Japan and Europe were particularly adversely affected in the first three months of 1997 during which time the U.S. dollar continued to strengthen against the yen and all major European currencies except the British pound.

The company's top eight markets based on percentage of total 1997 sales were the U.S. (31%), Japan (11%), Italy (7%), Germany (7%), the U.K. (5%), France (4%), Sweden (4%), and Spain (3%). Sales in Japan increased overall with relatively large activity gains partially offset by the negative effect of currency exchange rate changes. Activity gains in Japan in 1997 were partially attributable to reduced volumes in the prior year quarter in anticipation of mandatory price decreases effective in the second quarter of 1996. Sales in the top six European markets mentioned above declined due to significant unfavorable exchange rate fluctuations; 45 percent of the total negative exchange impact on consolidated sales occurred in these markets. In addition, health care cost containment measures including increased patient insurance copayments, budgetary pressure on physicians' prescribing behavior, and price reductions further reduced sales in Europe, most notably in Germany and Sweden.

PRODUCT SALES

The table below provides a first quarter comparison of consolidated net sales by major product group:

U.S. dollars in millions                          Net       Percent
                                                Percent      Change
Three months ended March 31,         1997       Change      Excl.Fx*     1996
                                    ------      -------     -------     ------
Infectious Disease                  $ 152       ( 6.9)%      (4.1)%     $  163
Metabolic Disease                     165        (7.1)        0.2          178
Inflammatory                          133       ( 1.9)        3.4          135
Central Nervous System                107       (18.4)      (12.8)         131
Oncology                              169        28.5        35.0          132
Women's Health/Urology                136       (16.9)      (15.3)         163
Ophthalmology                          78        25.3        32.3           62
Other Prescription Pharmaceuticals    134       (13.0)       (7.6)         154
Nutrition                              97       (11.4)       (6.0)         110
Consumer Health Care                  153       (17.8)      (14.7)         186
Animal Health                          86         0.2         2.6           86
Chemical and Contract Manufacturing    70        (5.7)       (3.9)          74
                                    ------                              ------
Total Pharmaceuticals               1,480       ( 6.0)      (1.5)        1,574

Diagnostics                            53       ( 9.7)        0.3           59
Biotech**                             102       ( 4.8)        3.4          107
                                   ------                               ------
Consolidated Net Sales             $1,635       ( 6.1)%      (1.2)%     $1,740
                                   ======                               ======

      *Represents percent change from the prior year excluding the effects of foreign currency exchange rate changes.
      **1996 Biotech sales include Biacore sales of $6 million. Biacore was a wholly-owned subsidiary until December 1996 when the company sold 59 percent of its holding.

New products achieved strong sales growth led by Camptosar with $41 million of sales recorded in the first three months of 1997. Reported in Oncology, Camptosar, a treatment for refractory colorectal cancer, was launched in the U.S. in the third quarter of 1996. Xalatan, also launched in the third quarter of 1996 in Sweden, Switzerland, and the U.S., achieved substantial sales growth in 1997 with $29 million for the quarter. An intraocular pressure-lowering medication for the treatment of glaucoma, Xalatan is reported in Ophthalmology. In addition, the following three new products were launched in the first quarter of 1997: Cabaser, for Parkinson's disease, launched in Europe; Dostinex, a treatment for hyperprolactinemic disorders, launched in the U.S.; and Estring, an estrogen replacement therapy for postmenopausal women, launched in the United States.

Established products Genotropin, Cleocin, Xanax, and Medrol continued to contribute significantly to consolidated sales providing 17 percent of 1997 first quarter sales. These products are reported in the Metabolic Disease, Infectious Disease, Central Nervous System, and Inflammatory product groups, respectively.

Genotropin, a growth hormone, achieved sales of $90 million, up 1 percent over the first quarter of 1996. Excluding the adverse effects of foreign currency exchange fluctuations, sales increased by 10 percent. An unfavorable exchange effect reduced solid activity gains for Genotropin in the Asia/Pacific markets, while both a negative exchange effect and lower activity decreased sales in Europe. In Japan, anticipation of mandatory price decreases depressed sales in the first quarter of 1996 and contributed to the comparative activity gains for Genotropin in Asia/Pacific markets in 1997.

The antibiotic Cleocin (Dalacin outside the U.S.) and Xanax, the anti-anxiety agent, each contributed $65 million to worldwide sales although sales of both fell below same period prior year levels. Cleocin sales fell 2 percent overall despite an 18 percent increase in U.S. sales. Non-U.S. sales of Cleocin were down $4 million, a drop attributable to a decline in Europe where an unfavorable exchange rate effect coupled with an activity decrease due largely to increasing generic competition reduced sales by 15 percent. Worldwide, Xanax sales were down $10 million. Although Xanax demonstrated strong growth in several European countries, total activity gains of 5 percent in Europe were more than offset by an adverse exchange effect of 8 percent. Increasing generic competition in the U.S. in combination with strong fourth quarter 1996 sales incentives kept U.S. sales of Xanax well below first quarter 1996 levels.

Sales of Solu-Medrol, the injectable steroid, and other Medrol products were $62 million in the first quarter, down 2 percent from the same period last year. Excluding the unfavorable effect of exchange rate changes, sales grew by 2 percent. U.S. sales rose 23 percent while non-U.S. sales fell by $4 million, or 7 percent. In both Asia/Pacific and European markets, solid activity gains were offset by the negative effect of exchange fluctuations.

Strong performers in the quarter-to-quarter comparison of sales included Fragmin, Caverject, and Vantin, reported in Metabolic Disease, Women's Health/Urology, and Infectious Disease, respectively. Fragmin, a treatment for the prevention of blood clots in connection with surgery, achieved sales of $39 million in the first quarter, an increase of 35 percent over the prior year. Sales of Caverject, the treatment for male impotence, were $18 million for the first quarter, up 37 percent over the same period in 1996. Caverject experienced double-digit growth in the U.S. and throughout top markets in Europe. A strong flu season in the U.S. coupled with first quarter sales incentives drove up sales of Vantin, a broad-spectrum oral antibiotic, by 29 percent with $29 million recorded in the first quarter of 1997.

In addition to intense generic competition, factors previously discussed exerting downward pressure on sales in Asia/Pacific and European markets lowered sales of Pharmorubicin, Adriamycin, and Healon, all products sold primarily in these markets. Sales of Pharmorubicin and Adriamycin, both cytostatic agents for the treatment of solid tumors and leukemias, fell by 5 percent and 31 percent, respectively, in the first quarter of 1997 compared to the same period in 1996. Disregarding the impact of currency exchange fluctuations, sales of Pharmorubicin advanced by 4 percent over first quarter 1996. Healon sales declined by 22 percent to $32 million; 7 percent of this drop was due to an unfavorable exchange effect. Healon, reported in Ophthalmology, is a viscoelastic used for cataract surgery. Both Pharmorubicin and Adriamycin are reported in Oncology.

In the U.S., generic competition and fourth quarter 1996 sales incentives reduced sales of Micronase and Glynase. In the quarter-to-quarter comparison, total sales of Micronase and Glynase, both oral anti-diabetes agents reported in Metabolic Disease, fell by 51 percent to $22 million. U.S. fourth quarter sales incentives also lowered 1997 sales of Depo-Provera which were $41 million, a drop of 16 percent. Depo-Provera, the injectable contraceptive, is reported in Women's Health/Urology.

Sales of Consumer Health Care products were down 18 percent from the first quarter of 1996. The 1996 first quarter sales reflected significant prestocking in preparation for two second quarter U.S. OTC product launches. Rogaine 2% solution for hair loss and Nicorette Gum, the treatment for smoking cessation, were both introduced in the second quarter of 1996. U.S. sales of Rogaine also have declined since the 1996 launch as a result of increased competition from generics and private labels. Rogaine was sold as a prescription product through the first quarter of 1996 and the prescription sales amounts were included with the OTC amounts for purposes of these comparisons. During the first quarter of 1997, Nicorette Gum, marketed by SmithKline Beecham, was granted a three-year period of exclusivity in the United States.

Other associated businesses continued to provide a solid base of sales to the company. The 10 percent decline in Diagnostics sales was attributable to the negative effects of foreign exchange and discontinued products which more than offset activity gains. Sales of Diagnostics products were particularly affected by the weakened yen as 37 percent of total sales in the first quarter of 1997 were earned in Japan.

OTHER OPERATING REVENUE

The increase in other operating revenue over the first quarter of 1996 was due to greater revenue earned from the company's agreement with Solvay & Cie to jointly market Luvox, a treatment for obsessive-compulsive disorder.

COSTS AND EXPENSES

Consolidated operating expenses, stated as a percent of net sales, were as follows:

First quarter ended March 31,                           1997        1996
                                                        -----       -----
Cost of Products Sold                                   30.8%       28.9%
Research and Development                                17.3        17.2
Marketing, Administrative and Other                     36.9        36.2
Restructuring Charges                                      -        14.8
Merger Costs                                               -         1.3
Operating Income                                        16.7         2.6

Cost of goods sold increased as a percentage of sales primarily due to higher production start-up expenses for new products, project expenses incurred to achieve long-term production efficiencies, timing of project spending, and unfavorable manufacturing variances. The increase was partially offset by favorable effects of foreign currency fluctuations.

Research and development (R&D) spending in the first quarter of 1997 remained relatively constant as a percentage of net sales but decreased 6 percent due largely to favorable foreign exchange effects in Sweden and Italy. Spending for the first quarter of 1997 supported the product filing for Detrusitol (tolterodine tablets), a treatment for urinary incontinence, in the United States.

The small increase in marketing, administrative and other (MA&O) expense as a percent of sales was due primarily to promotion of new prescription pharmaceutical products in the U.S., launch and prelaunch activities in Europe, additional promotion and distribution costs for Fragmin in Japan, and increased advertising and promotion of OTC pharmaceutical products. This increased spending was offset by the favorable effects of foreign currency fluctuations resulting in an overall decrease in MA&O expense of $27 million from the first quarter of 1996.

The company did not incur additional merger-related restructuring charges in the first three months of 1997. Merger-related restructuring charges recorded in the first quarter of 1996 totaled $257 million, reflecting the planned reduction of approximately 1,750 positions. Total restructuring charges associated with the merger were $610 million, recorded in 1995 and 1996.
These charges reflected the planned reduction of approximately 4,350 positions. As of March 31, 1997, approximately 4,280 employees had left the company under this program. Cash spending in the first quarter of 1997 for this program totaled $50 million, a decrease from the first quarter of 1996 spending of $75 million. Approximately $150 million remained accrued as of March 31, 1997, as current and noncurrent liabilities of the company. These remaining reserves include certain accruals for pensions and other employee benefits that will be expended over the next several years.

Merger expenses of $22 million also recorded in the first quarter of 1996 consisted largely of costs related to certain nonrecurring organizational activities, establishing the corporate identity for the new company, and various other costs of combining the two companies.

NONOPERATING INCOME AND EXPENSE

The favorable interest income to interest expense relationship continued to contribute to first quarter 1997 earnings. Declines in both interest income and interest expense for the quarter were primarily due to the termination of certain borrowing arrangements in Europe in the third quarter of 1996 and lower interest rates, primarily in Europe. An increase in short-term debt occurred late in the first quarter resulting in minimal effect on interest expense for the period. Continued reductions of short-term investments also contributed to lower interest income for the period.

INCOME TAXES

The estimated annual effective tax rate for 1997 is 34 percent. The effective tax rate for 1996 was 35 percent excluding the tax benefits related to nonrecurring charges (33 percent with nonrecurring charges). The lower recurring rate is the result of increased earnings in jurisdictions with lower tax rates.

FINANCIAL CONDITION
                                                   March 31,     December 31,
                                                     1997            1996
                                                   ---------     ------------
Working Capital (U.S. dollars in millions)          $2,347          $2,392
Current Ratio                                         1.93            1.96
Debt to Total Capitalization                         17.9%           14.5%

Working capital fell slightly with the corresponding decrease in the current ratio due to reductions in short-term investments and accounts receivable. The increase in the ratio of debt to capitalization was the result of an increase in short-term debt late in the first quarter of 1997.

The company's net financial asset position, presented below, declined from the prior year end due to net reductions in both short and long-term investments. Net increases in short-term debt were offset by increases in cash and cash equivalents.

                                                   March 31,     December 31,
                                                     1997            1996
                                                   ---------     ------------
Cash, Equivalents and Investments                   $1,938         $1,849
Short-Term and Long-Term Debt                        1,309          1,058
                                                   ---------       ------
Net Financial Assets                                $  629         $  791
                                                   ========        ======

Net cash provided by first quarter 1997 operations increased to $206 million from $91 million for the first quarter of 1996. The increase was due to the decrease in spending on restructuring, as noted above; an increase in income taxes payable; and a decrease in accounts receivable.

Additions of property, plant and equipment totaling $105 million in the first three months of 1997 primarily represented expansion of bulk chemical production facilities in Ireland and continued development of manufacturing centers of excellence in the U.S., Belgium, and Sweden. Reductions in both short-term and long-term investments as well as increases in short-term debt late in the quarter represented major cash inflows during the quarter, while capital spending and payment of dividends represented major cash outflows. The company's future cash provided by operations and borrowing capacity are expected to cover normal operating cash flow needs, planned capital acquisitions, and dividend payments that may be approved by the board of directors for the foreseeable future.

The company utilizes forward exchange contracts to mitigate the effect of currency exchange rate fluctuations on certain intercompany and third party transactions. The company hedges net recorded currency transaction exposures on certain existing assets and liabilities as well as net anticipated currency transactions. The anticipated transaction hedging activities seek to protect operating margins and cash flows from the potential adverse effects of currency exchange rate fluctuations by offsetting the gains and losses on the instruments with the losses and gains of the underlying anticipated cash flows. Because forward contracts used to hedge anticipated transaction exposures are marked-to-market each period, but the anticipated transactions have not been recorded, the timing of recognition of the related gains and losses will not match.

LITIGATION

Various suits and claims arising in the ordinary course of business, primarily for personal injury alleged to have been caused by the use of the company's products, are pending against the company and its subsidiaries. The company is also involved in several administrative and judicial proceedings relating to environmental concerns, including actions brought by the U.S. Environmental Protection Agency and state environmental agencies for remedial cleanup at approximately 50 sites and site cleanup at the company's discontinued industrial chemical operations. The company's estimate of the ultimate cost to be incurred in connection with these environmental situations could change due to uncertainties at many sites with respect to potential cleanup remedies, the estimated cost of cleanup, and the company's ultimate share of a site's cost.

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

The company is a party, along with many other U.S. drug manufacturers and wholesalers, in numerous related federal and state civil antitrust lawsuits brought by U.S. independent and chain retail pharmacies and consumers. These suits claim violations of antitrust and pricing laws as a result of the defendants providing discounts and rebates to allegedly favored managed care customers that were not offered to the plaintiffs. Several of the suits are class actions. The federal cases have been consolidated in federal court in Chicago, Illinois. The company believes it has meritorious defenses, and although potential liability cannot be presently estimated, a majority of the defendants in this class action (not including the company) have agreed to $10 million to $60 million settlement of claims per defendant in this action. The company believes that any potential liability above amounts accrued will not have a material adverse effect on the company's consolidated financial position or the company's results of operations or liquidity.

OTHER ITEMS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.128, Earnings per Share, effective for fiscal periods ending after December 15, 1997. Earlier application is not permitted. The statement simplifies the calculation of earnings per share and requires presentation of basic and diluted earnings per share in lieu of primary and fully diluted earnings per share. The company anticipates the adoption of SFAS No.128 will not have a material impact on its earnings per share calculations.

The company is currently in the process of developing its manufacturing facility rationalization program intended to consolidate and reduce manufacturing facilities by 40 percent worldwide. The plan is expected to be finalized in the second quarter of 1997.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, such as statements concerning the company's anticipated financial or product performance, its ability to pay dividends, and other non-historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Since these statements are based on factors that involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others: management's ability to make further progress under the company's merger integration plan; the company's ability to successfully market new and existing products in new and existing domestic and international markets; the success of the company's research and development activities and the speed with which regulatory authorizations and product rollouts may be achieved; fluctuations in foreign currency exchange rates; the effects of the company's accounting policies and general changes in generally accepted accounting practices; the company's exposure to product liability lawsuits and contingencies related to actual or alleged environmental contamination; the company's exposure to antitrust lawsuits; domestic and foreign social, legal and political developments, especially those relating to healthcare reform and product liabilities; general economic and business conditions; the company's ability to attract and retain current management and other employees of the company; and other risks and factors detailed in the company's other Securities and Exchange Commission filings, including its Proxy Statement and Annual Report on Form 10-K for the year ended December 31, 1996.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)(i)   Exhibit A - Report of Independent Accountants (page 16).

         (a)(ii) Exhibit 10 - J.L. Zabriskie Separation Agreement (EDGAR filing only).

         (a)(iii) Exhibit 11 - Statement regarding computation of earnings per share (page 17).

         (a)(iv)  Exhibit 12 - Ratio of Earnings to Fixed Charges (page 18).

         (a)(v)   Exhibit 15 - Awareness of Coopers & Lybrand L.L.P. (page
                  19).

         (a)(vi)  Exhibit 27 - Financial Data Schedule (EDGAR filing only).

         (b) Form 8-K - On February 25, 1997, the company filed Form 8-K announcing the action of the Board of Directors that day to declare a dividend of one right for each outstanding share of common stock of the company held of record at the close of business on March 7, 1997, or issued thereafter. The rights are issued pursuant to the Stockholder Protection Rights Agreement, dated March 4, 1997 included in the Form 8-K filing, between the company and Harris Trust & Savings Bank, as Rights Agent.

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PHARMACIA & UPJOHN, INC.
                                        (Registrant)


DATE:  May 9, 1997                     /S/R. C. SALISBURY
                                        R. C. Salisbury
                                        Executive Vice President,
                                        Finance and Administration
                                        and Chief Financial Officer



DATE:  May 9, 1997                     /S/K. M. CYRUS
                                        K. M. Cyrus
                                        Senior Vice President,
                                        General Counsel and Secretary