Form 10-Q
period 1997-06-30
PHARMACIA & UPJOHN INC
filed 1997-08-13
CIK 949573

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1997

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


The number of shares of Common Stock, $1 Par Value, outstanding as of July 31, 1997, was 507,707,945.

                          Page 1 of 21 pages
             The exhibit index is set forth on page 16.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(All U.S. dollar amounts in millions, except per-share data)
                                                            Unaudited
                                       --------------------------------------------------
                                          For Three Months           For Six Months
                                           Ended June 30,             Ended June 30,
                                       -----------------------    -----------------------
                                          1997         1996          1997         1996
                                       ----------   ----------    ----------   ----------
Net sales                               $1,703       $1,775        $3,338       $3,515
Other revenue                               35           29            62           46
                                       ----------   ----------    ----------   ----------

Operating revenue                        1,738        1,804         3,400        3,561

Cost of products sold                      550          500         1,053        1,003
Research and development                   281          303           564          603
Marketing, administrative and other        652          718         1,254        1,347
Restructuring charges                       -           164            -           421
Merger costs                                -            29            -            51
                                       ----------   ----------    ----------   ----------

Operating income                           255           90           529          136

Interest income                             25           47            54           96
Interest expense                           (11)         (23)          (18)         (43)
All other, net                               1            9            (1)           8
                                       ----------   ----------    ----------   ----------

Earnings before income taxes               270          123           564          197
Provision for income taxes                  92           41           192           65
                                       ----------   ----------    ----------   ----------

Net earnings                               178           82           372          132
Dividends on preferred stock
  (net of tax)                               3            3             6            6
                                       ----------   ----------    ----------   ----------

Net earnings on common stock           $   175      $    79       $   366       $  126
                                       ==========   ==========    ==========   ==========
Earnings per common share:
  Primary                                    $.34         $.16          $.71         $.25
  Fully diluted                              $.34         $.16          $.71         $.25

                            See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30
(All U.S. dollar amounts in millions)


                                                            Unaudited
                                                        -----------------
                                                          1997      1996
                                                        -------    ------
Net cash provided by operations                         $ 533      $ 188
                                                        -------    ------
Cash provided (required) by investment activities:
  Acquisition of subsidiaries                             (34)        -
  Additions of properties                                (224)      (224)
  Proceeds from sales of properties                        36         12
  Proceeds from sales of investments                      647        868
  Purchase of investments                                (363)      (763)
  Other                                                   (10)        (5)
                                                        -------    ------
Net cash provided (required) by investment activities      52       (112)
                                                        -------    ------
Cash provided (required) by financing activities:
  Proceeds from issuance of debt                           30         19
  Repayment of debt                                       (16)      (124)
  Payments of ESOP debt                                   (12)        (8)
  Debt maturing in three months or less (net)             123         85
  Dividends paid to shareholders                         (284)      (283)
  Purchase of common stock                                (63)       (51)
  Sales of treasury stock                                  10         62
  Other                                                   (20)        (1)
                                                        -------    ------
Net cash (required) by financing activities              (232)      (301)
                                                        -------    ------
Effect of exchange rate changes on cash                   (13)       (11)
                                                        -------    ------
Net change in cash and cash equivalents                   340       (236)
                                                        -------    ------
Cash and cash equivalents, beginning of period            641        841
                                                        -------    ------
Cash and cash equivalents, end of period                $ 981      $ 605
                                                        =======    ======


                            See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(All U.S. dollar amounts in millions)
                                                    June 30,      December 31,
                                                      1997            1996
                                                   ------------   ------------
                                                   (unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents                         $   981        $   641
  Short-term investments                                353            696
  Trade accounts receivable, less allowance
    of $95 (1996: $95)                                1,471          1,705
  Inventories                                         1,016          1,012
  Other current assets                                  858            841
                                                   -----------    ---------
       Total current assets                           4,679          4,895
                                                   -----------    ---------
Long-term investments                                   483            512
                                                   -----------    ---------
Goodwill and other intangible assets, net             1,368          1,522
                                                   -----------    ---------
Properties, net                                       3,455          3,602
                                                   -----------    ---------
Other noncurrent assets                                 712            642
                                                   -----------    ---------
Total assets                                        $10,697        $11,173
                                                   ===========    =========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including current
    maturities of long-term debt                    $   370        $   235
  Other current liabilities                           2,044          2,268
                                                   -----------    -----------
       Total current liabilities                      2,414          2,503
                                                   -----------    -----------
Long-term debt and guarantee of ESOP debt               807            823
                                                   -----------    -----------
Other noncurrent liabilities                          1,539          1,606
                                                   -----------    -----------

Shareholders' equity:
  Preferred stock, one cent par value;
    authorized 100,000,000 shares; issued
    Series A convertible 7,059 shares
    (1996: 7,125 shares) at stated value                284            287
  Common stock, one cent par value;
    authorized 1,500,000,000 shares, issued
    508,647,457 shares (1996: 508,500,633 shares)         5              5
  Capital in excess of par value                      1,429          1,457
  Retained earnings                                   5,694          5,603
  Currency translation adjustments                   (1,174)          (855)
  Other shareholders' equity                           (301)          (256)
                                                   -----------    -----------
       Total shareholders' equity                     5,937          6,241
                                                   -----------    -----------
Total liabilities and shareholders' equity          $10,697        $11,173
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

B - INVENTORIES:
                                                      June 30,    December 31,
                                                        1997          1996
                                                      ---------   ------------
    Estimated Replacement Cost
      (FIFO Basis):
    Pharmaceutical and Other Finished Products          $  512      $  437
    Raw Materials, Supplies and Work-in-Process            664         726
                                                      ----------   ----------
                                                         1,176       1,163
    Less Reduction to LIFO Cost                           (160)       (151)
                                                      ----------   ----------
                                                        $1,016      $1,012
                                                      ==========   ==========

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $463 at June 30, 1997, and $410 at December 31, 1996.

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

The company is a party along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, some of which have been or are in the process of being consolidated and transferred to the Federal District Court for the Northern District of Illinois for purposes of discovery. These suits, brought by independent pharmacies and chains, generally allege unlawful conspiracy, price discrimination and price fixing and, in some cases, unfair competition, and specifically allege that the company and the other named defendants violated the following: (1) the Robinson-Patman Act by giving substantial discounts to hospitals, nursing homes, mail-order pharmacies and health maintenance organizations ("HMOs") without offering the same discounts to retail drugstores, and (2) Section I of the Sherman Antitrust Act by entering into illegal vertical combination with other manufacturers and wholesalers to restrict certain discounts and rebates so they benefited only favored customers. The Federal District Court for the Northern District of Illinois has certified a class consisting of retail pharmacies, and the same court has pending before it a suit with approximately 2,500 named retail pharmacies as plaintiffs. The suits seek treble damages and an injunction prohibiting the alleged illegal practices. Thirteen of the twenty-seven pharmaceutical company defendants (not including the company) have reached settlement agreements with the plaintiffs in the class action pending in the Northern District of Illinois for amounts ranging from $10 to $60. These settlements were approved by the court in 1996. The company, together with the remaining settling and nonsettling defendants, are appealing to the United States Court of Appeals for the Seventh Circuit from certain of the trial judge's orders. Actions raising claims similar to the federal lawsuits have been brought on behalf of retail drugstores and/or consumers in a number of state courts, including those in Alabama, Arizona, California, Colorado, District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, New York, North Carolina, Tennessee, Washington and Wisconsin. The California State court has certified a class of consumers seeking damages resulting from the same alleged conspiracy by the defendant pharmaceutical companies. In February 1997, the District of Columbia judge granted the plaintiffs' motion for class certification in part, and the parties have submitted briefs with regard to class definition and notice issues.

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

D - RESTRUCTURING CHARGES:

Since the fourth quarter of 1995, the company has recorded restructuring accruals that included estimated costs of $610 associated with the November 1995 merger of the former Pharmacia AB and the former Upjohn Company. The accruals reflected the planned reduction of approximately 4,350 positions, the elimination of duplicate facilities, and other exit costs related to the merger. Expenditures associated with these accruals are expected to be substantially completed by the end of 1997. Of the amount originally accrued, approximately $85 remains as current liabilities. There have been no adjustments to previously recorded accruals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

FINANCIAL REVIEW

OVERVIEW OF CONSOLIDATED RESULTS

The table below provides an overview of consolidated results (in millions of U.S. dollars, except per-share data):

                                Second Quarter             Six Months
                        --------------------------  --------------------------
                                  Percent                    Percent
                           1997   Change    1996      1997   Change     1996
                        --------  -------  -------- -------- -------  --------
Total Revenue            $1,738    (3.7)%   $1,804   $3,400   (4.5)%  $3,561
Operating Income            255      **         90*     529     **       136*
Net Earnings                178      **         82*     372     **       132*
Fully Diluted Earnings
  Per Common Share        $0.34      **      $0.16*   $0.71     **     $0.25*

                                          *Includes nonrecurring items
                                          **Not a meaningful comparison

In the quarter-to-quarter comparison of operating performance, nonrecurring items should be considered. Second quarter 1996 operating income was significantly diminished by restructuring and merger-related costs of $193 million ($0.22 per share, after tax). Restructuring charges of $164 million ($0.19 per share) resulted primarily from work force reductions associated with the merger. Additional costs totaling $29 million ($.03 per share) were incurred to effect the merger. For the first six months of 1996, restructuring and merger costs were $472 million ($0.57 per share). In addition, in the second quarter of 1996, the company announced the termination of an agreement to develop the hemoglobin-based oxygen transport product Hemopure. Dissolution of this agreement led to an impairment of an investment resulting in a charge of $106 million ($0.13 per share) reported in marketing, administrative and other expense.

Excluding these 1996 nonrecurring charges, both operating income and net earnings decreased 34 percent in the second quarter of 1997. A 4 percent decline in sales coupled with a 5 percent increase in operating costs and expenses (excluding nonrecurring items) contributed to the drop in overall performance in the second quarter of 1997. For the first half, operating income fell 26 percent and net earnings decreased by 25 percent. Negative sales and earnings trends may continue throughout 1997.

To improve performance, the company announced action steps in July which will be implemented throughout the remainder of 1997. These initiatives are expected to increase revenue and reduce costs. Strengthening the product portfolio is a key step to higher sales growth. New product introductions include recently launched Rescriptor which received marketing clearance from the United States Food and Drug Administration (U.S. FDA) in April. Rescriptor is a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV infection. Edronax, the first of a new class of anti-depressants, was launched in the U.K. in July. Also in July, the U.S. FDA granted marketing clearance to Mirapex, a new drug to treat Parkinson's disease. Pharmacia & Upjohn will co-market Mirapex in the U.S. with Boehringer Ingelheim Pharmaceuticals, Inc. Detrusitol, a treatment for urinary incontinence, remains under regulatory review in the U.S. and Europe.

Steps to simplify the company's structure will be taken in the near future and are anticipated to enhance performance and reduce costs. Plans to streamline research and development were announced in July; plans for other areas of the company will follow. The company expects to complete its assessment of the expected restructuring charges and related cost savings in the second half of 1997.

NET SALES

Worldwide sales fell 4 percent to $1.703 billion in the second quarter of 1997 compared to $1.775 billion in the same period in 1996. Sales increased as a result of combined volume and price (activity) by 2 percent while currency exchange rate fluctuations reduced sales by 6 percent. Strong sales growth in new prescription pharmaceutical products during the second quarter was more than offset by weak performance in older product lines due to generic competition and the continued effects of year-end 1996 trade inventory accumulations. In addition, sales in Japan and key European countries continued to be adversely impacted by currency exchange rate fluctuations. Throughout the first half of 1997, the U.S. dollar has been strong relative to the yen and most major European currencies. Significant over-the-counter
(OTC) product launches in the U.S. during 1996 also contributed to the comparative decrease in sales.

Sales performance by country, based on the markets in which sales are made to customers, is provided in the table below (in millions of U.S. dollars):

                                Second Quarter             Six Months
                        --------------------------  --------------------------
                                  Percent                    Percent
                           1997   Change    1996      1997   Change     1996
                        --------  -------  -------- -------- -------  --------
United States           $  493     (9.3)%  $  543   $  997    (7.8)%  $1,082
Japan                      187    (12.8)      214      367    (5.9)      390
Italy                      129     (2.1)      132      250    (3.9)      260
Germany                    119     (8.5)      130      229   (14.4)      268
United Kingdom              86      7.7        79      168    10.6       151
Sweden                      74     (5.7)       79      145   (15.2)      170
France                      67    (16.5)       81      139    (7.9)      151
Spain                       48    (14.6)       56       96   (19.4)      120
Rest of World              500      8.5       461      947     2.6       923
                        --------  -------  -------- -------- -------  --------
Consolidated Sales      $1,703     (4.1)%  $1,775   $3,338    (5.0)%  $3,515
                        ========  =======  ======== ======== =======  ========

PRODUCT SALES

The tables below provide a year-to-year comparison of consolidated net sales by major product group and by major product (in millions of U.S. dollars):
                               Second Quarter                  Six Months
                        ----------------------------   -----------------------------
                                 Net    % Chg                 Net    % Chg
                               Percent  Excl.               Percent  Excl.
                         1997  Change  Curr.*   1996   1997 Change  Curr.*    1996
                       ------  ------- ------ ------  ----- ------- -------  ------
Infectious Disease       $133   (2.5)% (3.4)%   $136   $285  (4.9)%  (3.8)%    $300
Metabolic Disease         169  (15.5)  (8.4)     200    334 (11.5)   (4.4)      378
Inflammation              138    4.6    9.6      132    271   1.3     6.4       267
Central Nervous System    124  (13.1)  (7.7)     143    231 (15.6)  (10.1)      274
Oncology                  170   11.0   16.5      153    339  19.1    25.1       285
Women's Health/Urology    147   (0.3)  (1.4)     148    283  (9.0)   (8.7)      311
Ophthalmology              98   40.1   43.3       70    176  33.2    38.1       132
Other Prescription
  Pharmaceuticals         141  (11.3)   1.8      160    276 (12.2)   (2.8)      314
Nutrition                  98   (9.2)  (2.9)     108    196 (10.3)   (4.4)      218
Consumer Health Care      167  (18.8) (14.9)     206    320 (18.3)  (14.8)      392
Animal Health              94    4.6    7.4       90    180   2.5     5.0       175
Chemical and Contract
  Manufacturing            66    2.5    6.2       65    136  (1.9)    0.8       139
                       ------  ------- ------ ------ ------ ------- -------  ------
Total Pharmaceuticals   1,546   (4.0)   0.8    1,610  3,026  (5.0)   (0.3)    3,184
Diagnostics                57   (1.5)   7.9       58    111  (5.6)    4.1       117
Biotech                   100   (7.0)   6.4      107    201  (5.9)    4.9       214
                       ------  ------- ------ ------ ------ ------- -------  ------
Consolidated Net Sales $1,703   (4.1)%  1.4%  $1,775 $3,338  (5.0)%   0.1%   $3,515
                       ======  ======= ====== ====== ====== ======= =======  ======


                              Second Quarter          Six Months
                      ---------------------------- -----------------------------
                                 Net   % Chg                  Net    % Chg
                               Percent  Excl.               Percent  Excl.
                         1997  Change  Curr.*  1996   1997  Change  Curr.*    1996
                       ------  ------- ------ ------ ------ ------- -------  ------
Genotropin               $ 97  (10.9)% (2.0)%   $109   $187  (5.6)%    3.4%    $198
Xanax                      77  (11.2) (11.1)      87    142 (11.9)    (9.7)     162
Cleocin                    70    5.3    9.2       66    135   1.5      5.9      133
Medrol                     63   (3.1)  (0.2)      65    125  (2.3)     0.9      128
Pharmorubicin              47   (5.6)   2.4       50     96  (5.2)     3.0      101
Depo-Provera               46   (4.7)  (7.0)      49     87 (10.6)   (11.5)      97
Healon                     42  (16.1) (10.1)      50     74 (18.8)   (12.5)      91
Fragmin                    42    1.9   12.1       41     81  15.6     27.7       70
Xalatan                    38    N/A    N/A        0     67   N/A      N/A        0
Camptosar                  38    N/A    N/A        0     79   N/A      N/A        0
                       ------  ------- ------ ------ ------ ------- -------  ------
Total                    $560    8.3%  14.9%    $517 $1,073   9.5%    13.0%    $980
                       ======  ======= ====== ====== ====== ======= =======  ======

*Represents percent change excluding the impact of currency exchange.

New products Camptosar and Xalatan achieved solid sales growth again in the second quarter, each contributing $38 million to consolidated sales. For the first six months, Camptosar sales were $79 million and Xalatan sales were $67 million. Camptosar, a treatment for refractory colorectal cancer, was launched in the U.S. in the third quarter of 1996. New competition and Camptosar's strong market penetration have led to a leveling of sales in the second quarter compared to the first quarter of 1997. Xalatan, an intraocular pressure-lowering medication for glaucoma, was launched in the U.S., Sweden, and Switzerland in the third quarter of 1996 and in selected Latin American countries in the second quarter of 1997. Following passage of the mutual recognition procedure for the European Union (EU) in May, Xalatan is expected to be registered and launched in EU member states later this year. Camptosar is reported in Oncology and Xalatan is reported in Ophthalmology.

Caverject, the treatment for male impotence, posted a 45 percent increase over the second quarter of 1996. Reported in Women's Health/Urology, Caverject sales were $22 million for the quarter and $40 million for the first half. Sales increased primarily due to the growth in the erectile dysfunction market fueled by promotional spending of new competitors.

Fragmin, a treatment for the prevention of blood clots in connection with surgery, achieved sales of $81 million in the first six months of 1997, an increase of 16 percent. Sales grew 2 percent in the quarter. Sales in Europe declined despite overall activity gains due to the unfavorable impact of exchange rate fluctuations. In addition, new competition and 1996 year-end trade inventory accumulations combined to lower sales in France, the largest market for Fragmin in Europe. Fragmin is reported in Metabolic Disease.

Genotropin, a human growth hormone, achieved sales of $97 million in the second quarter of 1997, $12 million below the second quarter of 1996. Sales declines in European markets accounted for $10 million of the worldwide decrease due partially to the negative effects of exchange rate fluctuations. France, Italy, and Spain all recorded lower sales, more than offsetting good growth in the U.K. and Germany. In Japan, a major market for Genotropin, second quarter sales fell below the prior year period by $5 million. While most of this decline was due to an unfavorable exchange effect, a small decrease in activity was caused by higher-than-normal sales in the second quarter of 1996 resulting from a mandatory price decrease effective at the beginning of that quarter. U.S. sales increased as new patient recruitment efforts proved successful and four major HMO contracts were signed. In the six-month comparison, worldwide Genotropin sales decreased by 6 percent, or $11 million. Excluding the 9 percent unfavorable effect of exchange, sales rose by 3 percent due primarily to growth in new markets and new indications.

Xanax, the anti-anxiety agent, posted worldwide sales of $77 million for the second quarter, a decline of $10 million from the prior year period. Nine million dollars of the decline occurred in the U.S. where generic competition continued to erode sales. Outside the U.S., Xanax enjoyed activity growth in major markets Italy, Spain, and France, as well as many smaller markets across Europe, Latin America, and Asia/Pacific. The increase was offset by the unfavorable effect of currency exchange resulting in flat growth compared to the prior year quarter. In the six-month comparison, Xanax sales fell 12 percent, to $142 million, a decline resulting from both generic competition and year-end trade inventory accumulations.

Worldwide sales of $70 million were recorded for the antibiotic Cleocin (Dalacin outside the U.S.) in the second quarter, an increase of $4 million. In the U.S., sales grew 17 percent due to a recall of competitors' products. In non-U.S. markets, sales rose by 1 percent. Cleocin demonstrated strong growth in emerging markets (defined as countries in Eastern Europe, Middle East, and Africa), in smaller markets throughout Europe and Asia/Pacific, and in two major markets, Sweden and Italy. However, sales declined in Japan, France, and Germany, primarily due to increasing generic competition. In the six-month comparison, Cleocin achieved a 6 percent increase in sales activity excluding an unfavorable exchange impact of 4 percent.

Sales of Depo-Provera, Healon, Provera, and Micronase fell in the quarter-to-quarter comparison by 5 percent, 16 percent, 31 percent, and 56 percent, respectively, collectively accounting for a $40 million decrease. Significant factors contributing to sales declines for these older products included generic competition and year-end 1996 trade inventory build-ups. In July, Pharmacia & Upjohn announced its brand-specific, direct-to-consumer television advertising campaign for Depo-Provera Contraceptive Injection. Depo-Provera and Provera are reported in Women's Health/Urology. Healon, reported in Ophthalmology, is a viscoelastic used for cataract surgery. Micronase is an oral anti-diabetes agent and is reported in Metabolic Disease.

Sales of Consumer Health Care products were $167 million in the second quarter, a decline of 19 percent from the second quarter of 1996. In the six-month comparison, OTC sales declined 18 percent. Higher sales in the prior year quarter and first six months reflected U.S. OTC launches of Rogaine 2% solution for hair loss and Nicorette Gum, the treatment for smoking cessation. Lower 1997 sales for these products more than offset the net sales increase related to the product swap with Johnson & Johnson. In June, the company acquired three brands from two Johnson & Johnson affiliates: Nasalcrom and PediaCare from McNeil Consumer Products and Micatin from Johnson & Johnson Consumer Products. In exchange, the company traded Motrin IB in certain markets to McNeil and Mycitracin to Johnson & Johnson Consumer Products. The swap is expected to strengthen the OTC product portfolio, as is the anticipated addition of Rogaine Extra Strength for Men which was recommended by the U.S. FDA Advisory Committee in July to be made available for OTC sales.

Other associated businesses provided a solid base of sales to the company. These include Animal Health, Chemical and Contract Manufacturing, and Diagnostics. Excluding the negative effects of exchange, sales of each associated business rose in the second quarter and first half of 1997 over the same periods in 1996.

Sales of Biotech, the company's biotechnology supply business, were $100 million in the second quarter, down $7 million from the prior year quarter due to the partial divestiture of Biacore. In June, Pharmacia & Upjohn announced the proposed merger of Biotech with Amersham Life Science Ltd., a division of Amersham International plc. The merger, finalized in August, created a new company, Amersham Pharmacia Biotech, which is expected to be the largest research-based biotechnology supplier in the world. Pharmacia & Upjohn owns 45 percent of the new company which is accounted for under the equity method.

Coincident with the Biotech merger, Amersham Pharmacia Biotech is planning a third-quarter restructuring. Also related to the merger, Pharmacia & Upjohn expects to incur various charges including the write-off of certain acquired research and development costs in accordance with U.S. accounting practices. As a result of these actions, Pharmacia & Upjohn anticipates a third-quarter charge against earnings of approximately $0.10 to $0.16 per share, after tax.

OTHER OPERATING REVENUE

Other operating revenue increased over the second quarter and first half of 1996 due to higher revenue earned from the company's agreement with Solvay & Cie to jointly market Luvox, a treatment for obsessive-compulsive disorder. Earlier this year, the U.S. FDA approved Luvox as a treatment for obsessive-compulsive disorder in children.

COSTS AND EXPENSES

Consolidated operating expenses, stated as a percent of net sales, were as follows:

                                  Second Quarter            Six Months
                                  ---------------        ----------------
                                  1997       1996        1997        1996
                                  ----       ----        ----        ----
Cost of Products Sold             32.3%      28.2%       31.5%       28.5%
Research and Development          16.5       17.1        16.9        17.1
Marketing, Administrative
  and Other                       38.3       40.4        37.6        38.3
Restructuring Charges               -         9.2          -         12.0
Merger Costs                        -         1.7          -          1.5
Operating Income                  15.0        5.1        15.8         3.9

During the second quarter and first six months, cost of products sold increased as a percentage of sales due to decreased sales levels and increased manufacturing expenses. The unfavorable effects of selling price erosion, product mix, and currency exchange caused sales levels to decline. Manufacturing expenses increased because of higher production start-up expenses for new products, project expenses incurred in 1997 to achieve long-term production efficiencies, and unfavorable manufacturing variances resulting largely from decreases in volume. The increase in manufacturing expenses was partially offset by favorable effects of currency exchange fluctuations.

Research and development spending in the second quarter and first half of 1997 declined both as a percent of net sales and in dollars. Lower levels of spending primarily reflected the favorable effects of currency exchange in Sweden and Italy. In addition, the ongoing efforts to focus resources on selected projects resulted in lower research and development expense in 1997. In March, the company entered into research agreements with two biotechnology companies: MorphoSys GmbH of Germany for antibody technologies and Geron Corporation of the U.S. for anticancer research. In May, the company signed an extensive research collaboration agreement with the renowned Karolinska Institute in Sweden to establish a center for genomics research there. These collaborations will significantly enhance Pharmacia & Upjohn's worldwide research capabilities.

Marketing, administrative and other (MA&O) expense declined as a percent of sales due to the termination of an agreement with the Biopure Corporation in the second quarter of 1996. The termination resulted in a charge of $106 million to recognize the consequent impairment of the company's investment in Biopure. Excluding the Biopure write-off, MA&O expense increased in 1997 by $40 million for the quarter and $13 million for the first six months. The increase was mainly due to promotion of new products in the U.S. New product introductions and sales force expansions in China, Australia, and certain Latin American markets also contributed to the overall increase. The additional spending was partially offset by the favorable effects of currency exchange fluctuations.

The company did not incur additional merger-related restructuring charges in the first half of 1997. Merger-related restructuring charges recorded in the second quarter of 1996 totaled $164 million and in the first six months $421 million, reflecting the planned reduction of approximately 3,650 positions as of June 30, 1996. Total restructuring charges associated with the merger were $610 million, recorded in 1995 and 1996. These charges reflected the planned reduction of approximately 4,350 positions. As of June 30, 1997, approximately 4,300 employees have left the company under this program. Cash spending in the first six months of 1997 for this program totaled $115 million, a decrease from the first half of 1996 spending of $175 million. Approximately $85 million remains accrued as of June 30, 1997, as current liabilities of the company.

Merger expenses of $29 million also recorded in the second quarter of 1996 consisted largely of costs related to certain nonrecurring organizational activities, establishing the corporate identity for the new company, and various other costs of combining the two companies. For the first half of 1996, merger costs were $51 million.

NONOPERATING INCOME AND EXPENSE

The favorable interest income to interest expense relationship contributed to second quarter 1997 earnings. Declines in both interest income and interest expense for the quarter as compared to the same period in 1996 were primarily due to the termination of certain borrowing arrangements in Europe in the third quarter of 1996 and lower interest rates, primarily in Europe.

INCOME TAXES

The estimated annual effective tax rate for 1997 is 34 percent. The effective tax rate for 1996 was 35 percent excluding the tax benefits related to nonrecurring charges (33 percent with nonrecurring charges). The lower 1997 rate is the result of increased earnings in jurisdictions with lower tax rates.

FINANCIAL CONDITION
                                                   June 30,     December 31,
                                                     1997           1996
                                                   ---------     ----------
Working Capital (U.S. dollars in millions)          $2,265          $2,392
Current Ratio                                         1.94            1.96
Debt to Total Capitalization                         16.5%           14.5%

Working capital fell slightly with the corresponding decrease in the current ratio due to reductions in short-term investments and accounts receivable. The increase in the ratio of debt to capitalization was the result of an increase in short-term debt during the first half of 1997.

The company's net financial asset position, presented below, declined from the prior year-end due to the net increase in short-term debt. Net reductions in both short and long-term investments were mostly offset by increases in cash and cash equivalents.

                                                   June 30,    December 31,
                                                     1997            1996
                                                   ---------     ----------
Cash, Equivalents and Investments                   $1,817         $1,849
Short-Term and Long-Term Debt                        1,177          1,058
                                                   ---------       ------
Net Financial Assets                                $  640         $  791
                                                   ========        ======

Net cash provided by operations for the first six months of 1997 increased to $533 million from $188 million for the same period in the prior year. The 1996 operating cash flows were particularly low due to large cash expenditures related to the merger and restructuring combined with an increase in receivables, inventories and other current assets. In the first half of 1997, merger and restructuring related spending declined, as noted above. In addition, current assets decreased, particularly accounts receivable.

Reductions in both short-term and long-term investments as well as increases in short-term debt represented major cash inflows during the first six months of 1997, while capital spending and payment of dividends represented major cash outflows. Additions of property, plant and equipment totaling $224 million in the first half included expansion of bulk chemical production facilities in Ireland; manufacturing centers of excellence in the U.S., Belgium, Italy and Sweden; and a nutritional plant in China. The company's future cash provided by operations and borrowing capacity are expected to cover normal operating cash flow needs, planned capital acquisitions, and dividend payments that may be approved by the board of directors for the foreseeable future.

The company utilizes forward exchange contracts to mitigate the effect of currency exchange rate fluctuations on certain intercompany and third party transactions. The company hedges net recorded currency transaction exposures on certain existing assets and liabilities as well as a portion of net anticipated currency transactions. The anticipated transaction hedging activities seek to protect operating margins and cash flows from the potential adverse effects of currency exchange rate fluctuations by offsetting the gains and losses on the instruments with the losses and gains of the underlying anticipated cash flows. Because forward contracts used to hedge anticipated transaction exposures are marked-to-market each period, but the anticipated transactions have not been recorded, the timing of recognition of the related gains and losses will not match. Gains and losses from forward exchange contracts related to hedges for product shipments are recognized as "Cost of Products Sold" and are included in the operating section of the statement of cash flows. Gains and losses from forward exchange contracts related to hedges on other activities are recognized as "All Other, Net", and are included in the investing section of the statement of cash flows.

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

The company completed a detailed assessment in June of the expected impact of the Year 2000 date recognition problem on existing automated systems worldwide. Resulting solutions will involve a mix of purchasing new systems and modifying existing systems, with the emphasis on replacement rather than repair of many older applications developed in-house. The company anticipates spending between $100 to $120 million over the next two years, approximately 80 percent on replacement of applications that for reasons other than the date recognition problem had already been selected for replacement. A portion of the total spending will be capitalized as purchased software.

In close association with the company-wide restructuring efforts announced in July, the company continues to develop its manufacturing facility rationalization program intended to consolidate and reduce manufacturing facilities by 40 percent worldwide. The plan is expected to be finalized in the second half of 1997.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, such as statements concerning the company's anticipated financial or product performance, its ability to pay dividends, and other non-historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Since these statements are based on factors that involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others: sales and earnings projections; the effectiveness of and expense estimates related to future projects including restructuring plans and the Year 2000 date recognition problem; management's ability to make further progress under the company's merger integration plan; the company's ability to successfully market new and existing products in new and existing domestic and international markets; the success of the company's research and development activities and the speed with which regulatory authorizations and product rollouts may be achieved; fluctuations in currency exchange rates; the effects of the company's accounting policies and general changes in generally accepted accounting practices; the company's exposure to product liability lawsuits and contingencies related to actual or alleged environmental contamination; the company's exposure to antitrust lawsuits; social, legal and political developments, especially those relating to healthcare reform and product liabilities; general economic and business conditions; the company's ability to attract and retain current management and other employees of the company; and other risks and factors detailed in the company's other Securities and Exchange Commission filings, including its Proxy Statement and Annual Report on Form 10-K for the year ended December 31, 1996.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Four directors were elected by security holders at the company's Annual Meeting of Shareholders which convened on April 29, 1997:

               Frank C. Carlucci          Votes for         387,010,888
                                          Votes withheld     13,375,002

               J. Soren Gyll              Votes for         386,898,849
                                          Votes withheld     13,487,041

               William U. Parfet          Votes for         387,159,174
                                          Votes withheld     13,226,716

               Ulla B. Reinius            Votes for         387,118,344
                                          Votes withheld     13,267,546

Members of the Board of Directors whose term of office continued after the meeting include:

               Richard H. Brown
               Gustaf A.S. Douglas
               M. Kathryn Eickhoff
               Jan E. Ekberg
               Daryl F. Grisham
               William E. LaMothe
               Goran A. Linden
               R.L. Berthold Lindqvist
               Olof G. Lund
               William D. Mulholland
               Bengt I. Samuelsson


Item 6.  Exhibits and Reports on Form 8-K.

      (a)(i)      Exhibit A - Report of Independent Accountants (page
                  18).

      (a)(ii) Exhibit 10 - Fred Hassan Employment Agreement (EDGAR filing only).

      (a)(iii) Exhibit 11 - Statement regarding computation of earnings per share (page 19).

      (a)(iv)     Exhibit 12 - Ratio of Earnings to Fixed Charges (page
                  20).

      (a)(v)      Exhibit 15 - Awareness of Coopers & Lybrand L.L.P.
                  (page 21).

      (a)(vi) Exhibit 27 - Financial Data Schedule (EDGAR filing only).

      (b) Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PHARMACIA & UPJOHN, INC.
                                        (Registrant)


DATE:  August 13, 1997                  /S/R. C. SALISBURY
                                        R. C. Salisbury
                                        Executive Vice President,
                                        Finance and Administration
                                        and Chief Financial Officer
                                        +44 1753 757575


DATE:  August 13, 1997                  /S/D. W. SCHMITZ
                                        D. W. Schmitz
                                        Vice President, Corporate Assistant
                                        Secretary, and Acting General Counsel
                                        +44 1753 757575