Form 10-Q
period 1997-09-30
PHARMACIA & UPJOHN INC
filed 1997-11-12
CIK 949573

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1997

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


The number of shares of Common Stock, $1 Par Value, outstanding as of October 31, 1997, was 507,421,820.

                          Page 1 of 24 pages
             The exhibit index is set forth on page 19.

                      QUARTERLY REPORT ON FORM 10Q

                        PHARMACIA & UPJOHN, INC.

                     QUARTER ENDED SEPTEMBER 30, 1997


INDEX OF INFORMATION INCLUDED IN REPORT

                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Statements of Earnings                          3

              Condensed Consolidated Statements of Cash Flows              4

              Condensed Consolidated Balance Sheets                        5

              Notes to Consolidated Financial Statements                   6

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9


Part II - OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                            19

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(All U.S. dollar amounts in millions, except per-share data)

                                                            Unaudited
                                       --------------------------------------------------
                                          For Three Months            For Nine Months
                                         Ended September 30,        Ended September 30,
                                       -----------------------    -----------------------
                                          1997         1996          1997         1996
                                       ----------   ----------    ----------   ----------
Net sales                              $ 1,551      $ 1,721       $ 4,889      $ 5,236
Other revenue                               36           20            98           66
                                       ----------   ----------    ----------   ----------

Operating revenue                        1,587        1,741         4,987        5,302

Cost of products sold                      476          533         1,529        1,536
Research and development                   268          330           832          933
Marketing, administrative and other        585          540         1,839        1,887
Biotech merger costs                        31            -            31            -
Restructuring charges                      125           37           125          458
Merger costs                                 -           16             -           67
                                       ----------   ----------    ----------   ----------

Operating income                           102          285           631          421

Interest income                             26           31            80          127
Interest expense                            (6)          (9)          (24)         (52)
All other, net                              (2)          (3)           (3)           5
                                       ----------   ----------    ----------   ----------

Earnings before income taxes               120          304           684          501
Provision for income taxes                  41          100           233          165
                                       ----------   ----------    ----------   ----------

Net earnings                                79          204           451          336
Dividends on preferred stock
  (net of tax)                               3            3             9            9
                                       ----------   ----------    ----------   ----------

Net earnings on common stock           $    76      $   201       $   442      $   327
                                       ==========   ==========    ==========   ==========
Earnings per common share:
  Primary                                    $.15         $.39          $.86         $.64
  Fully diluted                              $.15         $.39          $.86         $.64


                                       See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30
(All U.S. dollar amounts in millions)


                                                           Unaudited
                                                       ------------------
                                                         1997       1996
                                                       -------    -------
Net cash provided by operations                        $  862     $  544
                                                       -------    -------
Cash provided (required) by investment activities:
  Acquisition of subsidiaries                             (34)       (24)
  Additions of properties                                (354)      (400)
  Proceeds from sales of properties                        37         16
  Proceeds from sales of investments                      853      1,711
  Purchase of investments                                (584)    (1,303)
  Other                                                    18          3
                                                       -------    -------
Net cash provided (required) by investment activities     (64)         3
                                                       -------    -------
Cash provided (required) by financing activities:
  Proceeds from issuance of debt                           32         28
  Repayment of debt                                       (27)      (395)
  Payments of ESOP debt                                   (12)        (8)
  Debt maturing in three months or less (net)              18        498
  Dividends paid to shareholders                         (425)      (424)
  Purchase of common stock                                (84)       (77)
  Sales of treasury stock                                  16         80
  Other                                                    10          -
                                                       -------    -------
Net cash (required) by financing activities              (472)      (298)
                                                       -------    -------
Effect of exchange rate changes on cash                   (41)         2
                                                       -------    -------
Net change in cash and cash equivalents                   285        251
                                                       -------    -------
Cash and cash equivalents, beginning of period            641        841
                                                       -------    -------
Cash and cash equivalents, end of period               $  926     $1,092
                                                       =======    =======


Noncash event:
In August 1997, the company exchanged the net assets of its biotechnology supply business, Biotech, having a carrying cost of approximately $194, for a 45% ownership in a newly formed life science company, Amersham Pharmacia Biotech.


See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(All U.S. dollar amounts in millions)
                                                   September 30,  December 31,
                                                       1997           1996
                                                   ------------   ------------
                                                    (unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents                         $   926        $   641
  Short-term investments                                381            696
  Trade accounts receivable, less allowance
    of $94 (1996: $95)                                1,346          1,705
  Inventories                                           962          1,012
  Other current assets                                  876            841
                                                   -----------    -----------
     Total current assets                             4,491          4,895
                                                   -----------    -----------
Long-term investments                                   542            512
                                                   -----------    -----------
Goodwill and other intangible assets, net             1,246          1,522
                                                   -----------    -----------
Properties, net                                       3,295          3,602
                                                   -----------    -----------
Other noncurrent assets                                 913            642
                                                   -----------    -----------
Total assets                                        $10,487        $11,173
                                                   ===========    ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including current
    maturities of long-term debt                    $   267        $   235
  Other current liabilities                           1,978          2,268
                                                   -----------    -----------
     Total current liabilities                        2,245          2,503
                                                   -----------    -----------
Long-term debt and guarantee of ESOP debt               794            823
                                                   -----------    -----------
Other noncurrent liabilities                          1,505          1,606
                                                   -----------    -----------

Shareholders' equity:
  Preferred stock, one cent par value;
    authorized 100,000,000 shares; issued
    Series A convertible 7,027 shares
    (1996: 7,125 shares) at stated value                283            287
  Common stock, one cent par value;
    authorized 1,500,000,000 shares, issued
    508,647,457 shares (1996: 508,500,633 shares)         5              5
  Capital in excess of par value                      1,443          1,457
  Retained earnings                                   5,633          5,603
  Currency translation adjustments                   (1,174)          (855)
  Other shareholders' equity                           (247)          (256)
                                                   -----------    -----------
     Total shareholders' equity                       5,943          6,241
                                                   -----------    -----------
Total liabilities and shareholders' equity          $10,487        $11,173
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


B - INVENTORIES:
                                                   September 30,  December 31,
                                                       1997           1996
                                                   ----------     ------------
    Estimated Replacement Cost
      (FIFO Basis):
    Pharmaceutical and Other Finished Products       $  486         $  437
    Raw Materials, Supplies and Work-in-Process         636            726
                                                   ----------     ----------
                                                      1,122          1,163
    Less Reduction to LIFO Cost                        (160)          (151)
                                                   ----------     ----------
                                                     $  962         $1,012
                                                   ==========     ==========

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $477 at September 30, 1997, and $410 at December 31, 1996.


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

The company is a party along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, some of which have been or are in the process of being consolidated and transferred to the Federal District Court for the Northern District of Illinois. These suits, brought by independent pharmacies and chains, generally allege unlawful conspiracy, price discrimination and price fixing and, in some cases, unfair competition, and specifically allege that the company and the other named defendants violated the following: (1) the Robinson-Patman Act by giving substantial discounts to hospitals, nursing homes, mail-order pharmacies and health maintenance organizations ("HMOs") without offering the same discounts to retail drugstores, and (2) Section I of the Sherman Antitrust Act by entering into illegal vertical combination with other manufacturers and wholesalers to restrict certain discounts and rebates so they benefited only favored customers. The Federal District Court for the Northern District of Illinois certified a national class of retail pharmacies in November 1994. Similar actions by proposed retailer classes have been filed in the state courts of Alabama, California, Minnesota, Mississippi, and Wisconsin. The California and Wisconsin courts have certified retailer classes. Motions to certify are pending in Alabama and Minnesota. The suits seek treble damages and an injunction prohibiting the alleged illegal practices. Thirteen of the twenty-seven pharmaceutical company defendants (not including the company) have reached settlement agreements with the plaintiffs in the class action pending in the Northern District of Illinois for amounts ranging from $10 to $60. These settlements were approved by the court in 1996.

Actions have been filed in 14 states and the District of Columbia on behalf of proposed consumer classes seeking damages based on the same alleged conduct. The courts in California and the District of Columbia have certified the proposed consumer classes. After removal, the Federal District Court denied certification of a proposed Alabama consumer class, but a similar action was later remanded to the state court where it is pending. The state courts in Maine, Michigan, and Minnesota denied certification of a consumer class, and plaintiffs' appeals are pending. The state courts in Colorado, New York, and Washington dismissed complaints on behalf of proposed consumer classes. Plaintiffs appealed the dismissal in Washington and New York, and those appeals are pending. Similar actions by proposed consumer classes are pending in the state courts of Arizona, Florida, Kansas, North Carolina, Tennessee, and Wisconsin.

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


D - RESTRUCTURING CHARGES

In the third quarter of 1997, the company recognized restructuring costs of $125 associated with its manufacturing rationalization program. The charge included fixed asset write-offs of $96 for full or partial shut-down of manufacturing operations in various locations worldwide and $29 for employee separation payments and other exit costs. Additional charges are expected to be recognized in future periods as the company continues to evaluate utilization of manufacturing facilities.

Since the fourth quarter of 1995, the company has recorded restructuring accruals that included estimated costs of $610 associated with the November 1995 merger of the former Pharmacia AB and the former Upjohn Company. The accruals reflected the planned reduction of approximately 4,350 positions, the elimination of duplicate facilities, and other exit costs related to the merger. Expenditures associated with these accruals are expected to be substantially completed by the end of 1997. There have been no adjustments to previously recorded accruals.


E - BIOTECH MERGER

In the third quarter of 1997, the company merged its biotechnology supply business, Pharmacia Biotech, with Amersham Life Science Ltd., a division of Amersham International plc, in a noncash transaction that did not result in the recognition of any gain or loss. The merger created a new company, Amersham Pharmacia Biotech. Pharmacia & Upjohn owns 45 percent of the new company which is accounted for using the equity method. In the third quarter, the company recorded $34 in charges related to the Biotech merger consisting of transaction costs to effect the merger and a write-off of certain acquired research and development costs. The related caption on the consolidated statement of earnings includes these charges as well as the company's portion of Amersham Pharmacia Biotech's earnings for the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

FINANCIAL REVIEW

OVERVIEW OF CONSOLIDATED RESULTS

The table below provides an overview of consolidated results (in millions of U.S. dollars, except per-share data):

                               Third Quarter               Nine Months
                        --------------------------- --------------------------
                                  Percent                    Percent
                          1997    Change     1996     1997   Change     1996
                        --------  -------  -------- -------- -------  --------
Total Revenue            $1,587    (8.9)%   $1,741   $4,987   (6.0)%   $5,302
Operating Income            102   (64.3)       285      631   49.7        421
Net Earnings                 79   (61.2)       204      451   34.3        336
Fully Diluted Earnings
  Per Common Share       $ 0.15   (61.5)     $0.39   $ 0.86   34.4     $ 0.64

When comparing performance in the third quarter and first nine months of 1997 to the same periods in 1996, nonrecurring items need to be considered. In the third quarter of 1997, two nonrecurring items considerably reduced operating performance. The company recorded restructuring charges associated with its manufacturing facility rationalization program of $125 million ($0.14 per share, after tax). The company also recorded $34 million ($0.06 per share) for transaction costs and the write-off of acquired research and development relating to the recent Biotech merger. In the third quarter of 1996, merger-related restructuring and other merger costs related to the November 1995 merger of former Pharmacia and former Upjohn amounted to $53 million ($0.06 per share). Operating performance for the first nine months of 1996 was significantly diminished by the merger-related restructuring and other merger-related costs of $525 million ($0.63 per share) and the impairment of an investment of $106 million ($0.13 per share) resulting from the termination of a product development agreement.

Excluding these nonrecurring charges, operating income decreased 23 percent in the third quarter. A 10 percent decline in sales coupled with a 5 percent decrease in operating costs and expenses (excluding nonrecurring items) contributed to the decline in overall performance in the quarter. For the first nine months, operating income fell 25 percent. This decline resulted from a 7 percent decrease in sales in conjunction with a 1 percent decrease in operating costs and expenses (excluding nonrecurring items). Negative sales and earnings trends are not expected to change materially for the remainder of 1997.

NET SALES

Worldwide sales declined 10 percent to $1.551 billion in the third quarter compared to $1.721 billion in the prior-year quarter. The August merger of Biotech caused $69 million or 4 percentage points of the sales decrease.
Sales of the new company resulting from the merger, Amersham Pharmacia Biotech, are not included in consolidated sales because its results are now accounted for using the equity method. The remaining 6 percentage point decrease represented sales declines in prescription pharmaceutical and over-the-counter (OTC) products across most major markets. The generic erosion of older product lines, the discontinuation of special sales incentives in the U.S., and the continuing negative impact of currency exchange outside the U.S. were major contributors to the prescription pharmaceutical sales decline and more than offset impressive sales growth of new products. Strong competition and trade inventory reductions caused OTC sales to decline in the quarter.

Worldwide sales fell $347 million, or 7 percent, to $4.889 billion in the nine-month comparison. In addition to the factors already mentioned, prescription pharmaceutical sales decreased due to the effects of year-end 1996 trade inventory accumulations in the U.S. and various health care cost containment measures taken by governments in Europe, most notably in Germany and Sweden. Prelaunch trade inventory accumulations in 1996, negative exchange effects, and strong competition contributed to the OTC sales decline in the year-to-date comparison. Of the total decline, $86 million resulted from the partial divestitures of Biotech in August and Biacore in 1996. Biacore was a wholly-owned subsidiary until December 1996 when Pharmacia & Upjohn sold 59 percent of its holding.

In 1997, sales outside the U.S. represented 67 percent of worldwide sales in the third quarter and 69 percent in the first nine months. The magnitude of sales in Japan and key European countries resulted in significant adverse exchange effects to the company as the U.S. dollar remained strong relative to the yen and most major European currencies throughout 1997. Excluding the negative effects of exchange, sales decreased by 3 percent in the quarter and 1 percent year-to-date. Sales performance by country, based on location of customer, is provided in the table below (in millions of U.S. dollars):

                               Third Quarter               Nine Months
                        --------------------------  --------------------------
                                  Percent                    Percent
                          1997    Change     1996     1997   Change     1996
                        --------  -------  -------- -------- -------  --------
United States            $  510   (13.0)%   $  585   $1,506   (9.7)%   $1,668
Japan                       163   (14.0)       190      530   (8.6)       579
Italy                        97   (18.0)       118      346   (8.3)       378
Germany                     100   (22.6)       130      330  (17.1)       397
United Kingdom               77    10.5         70      244   10.6        221
Sweden                       64   (29.7)        91      208  (20.3)       261
France                       57   (27.0)        78      196  (14.4)       229
Spain                        41   (10.6)        46      138  (16.9)       166
Rest of World               442     7.1        413    1,391    4.0      1,337
                        --------  -------  -------- -------- -------  --------
Consolidated Sales       $1,551    (9.8)%   $1,721   $4,889   (6.6)%   $5,236
                        ========  =======  ======== ======== =======  ========





PRODUCT SALES

The tables below provide a year-to-year comparison of consolidated net sales by major product group and by major product (in millions of U.S. dollars):

                               Third Quarter                   Nine Months
                       -----------------------------  -----------------------------
                                Net   % Chg                    Net    % Chg
                              Percent  Excl.                 Percent  Excl.
                        1997  Change  Curr.*   1996    1997  Change   Curr.*  1996
                       ------ ------- ------- ------  ------ ------- ------- ------
Infectious Disease     $  122   8.4%   17.8%  $  113  $  407  (1.3)%   2.1%  $  412
Metabolic Disease         182  (5.1)    2.6      192     516  (9.4)   (2.0)     570
Inflammation              131 (32.2)  (27.6)     193     402 (12.7)   (7.9)     460
Central Nervous System    127 (11.5)   (4.6)     144     358 (14.2)   (8.2)     418
Oncology                  161   3.7    11.8      156     501  13.7    20.4      440
Women's Health/Urology    148 (11.4)   (5.9)     167     431  (9.9)   (7.7)     478
Ophthalmology              94  20.7    29.4       78     269  28.5    34.9      209
Other Prescription
  Pharmaceuticals         117  29.2    38.3       90     393  (2.9)    6.4      405
Nutrition                  84 (13.2)   (2.8)      97     280 (11.2)   (3.9)     315
Consumer Health Care      138 (18.6)  (18.6)     169     458 (18.4)  (15.9)     561
Animal Health             104  (3.3)   (5.3)     107     283   0.3     1.1      283
Chemical and Contract
  Manufacturing            67   6.7    10.6       62     203   0.8     3.8      201
                       ------ ------- ------- ------  ------ ------- ------- ------
Total Pharmaceuticals   1,475  (6.0)    1.0    1,568   4,501  (5.3)    0.1    4,752
Diagnostics                45  (6.0)    8.0       49     156  (5.7)    5.3      166
Biotech**                  31 (70.4)  (62.4)     104     232 (27.0)  (17.1)     318
                       ------ ------- ------- ------  ------ ------- ------- ------
Consolidated Net Sales $1,551  (9.8)%  (2.6)% $1,721  $4,889  (6.6)%  (0.8)% $5,236
                       ====== ======= ======= ======  ====== ======= ======= ======


                              Third Quarter                  Nine Months
                       -----------------------------  -----------------------------
                                Net   % Chg                    Net   % Chg
                              Percent  Excl.                 Percent  Excl.
                        1997  Change  Curr.*   1996    1997   Change  Curr.*  1996
                       ------ ------- ------- ------  ------ ------- ------- ------
Genotropin              $ 96     1.1%  11.5%  $  95   $  282  (3.5)%   6.1%  $  292
Xanax                     70   (24.2) (13.8)     92      212 (16.4)  (11.2)     254
Cleocin                   75    10.3   16.9      68      210   4.5     9.6      201
Medrol                    61    (4.4)  10.0      64      186  (3.0)    4.0      192
Pharmorubicin             52    (8.0)   3.6      56      148  (6.2)    3.2      157
Depo-Provera              51    16.2   20.4      44      138  (2.3)   (1.6)     141
Fragmin                   39     0.8   14.8      38      120  10.4    23.1      109
Nicorette                 42   (25.8) (16.4)     57      118 (23.3)  (15.6)     153
Camptosar                 35    70.2   73.2      21      114 454.6   454.6       21
Healon                    38   (23.0) (16.6)     50      112 (20.3)  (13.9)     141
                       ------ ------- ------  ------  ------ ------- ------- ------
Total                   $559   (4.4)%   5.1%  $ 585   $1,640  (1.3)%   5.6%  $1,661
                       ====== ======= ======= ======  ====== ======= ======= ======

*Represents percent change from the prior year excluding the approximate effects of currency exchange rate fluctuations.
**1996 includes Biacore sales of $4 million for the quarter and $27 million for nine months.


Sales of new products Xalatan, Mirapex, Caverject, and Camptosar collectively increased $62 million in the quarter and $220 million in the first nine months over the same periods in 1996. Strong sales growth of Xalatan, an intraocular pressure-lowering medication for glaucoma, was attributable to continued increasing demand and the expansion and refocusing of the U.S. sales force. Mirapex, a new treatment for Parkinson's disease, has quickly established an important market presence since its launch in the U.S. during July. The company co-markets Mirapex in the U.S. with Boehringer Ingelheim Pharmaceuticals, Inc. Sales of Caverject, the treatment for male impotence, increased largely due to the favorable impact of new competitor promotional spending on the erectile dysfunction market. Sales of Camptosar, a treatment for refractory colorectal cancer, increased over the prior year but continued to level off in the third quarter as compared to the previous two quarters as a result of the product's initial strong market penetration in the U.S. Camptosar received market clearance in Canada during July and is now cleared for launch in 13 countries where the company has marketing rights.

The company launched Edronax and Detrusitol, two primary-care products, in the third quarter. Edronax, the first of a new class of anti-depressants, was launched in the U.K. in July. European regulatory review of the product was completed in early October clearing the way for market introductions in 11 other countries. In September, Detrusitol was cleared for marketing in Sweden. This achievement is a critical first step toward broader approval in Europe. Detrusitol is a treatment for unstable bladder, a cause of urinary incontinence. The company also received European Union centralized market clearance for Vistide in the third quarter. Vistide is licensed from Gilead Sciences and is a treatment for cytomegalovirus infections of the eye.

Both Fragmin and Cleocin recorded solid sales growth over the prior year. Fragmin is a treatment for the prevention of blood clots in connection with surgery. For the first nine months of 1997, sales of Fragmin increased 10 percent driven by new indications approved in Europe. Double-digit growth in local currency in the U.K. and Germany was moderated by unfavorable exchange effects throughout Europe and lower sales in France due to competitive pressures. Sales of Fragmin also grew in the United States. Excluding exchange effects, Fragmin sales rose 15 percent in the quarter and 23 percent year-to-date. Sales of the antibiotic Cleocin (Dalacin outside the U.S.) grew 10 percent in the third quarter. Cleocin continued to show strong growth in the U.S., emerging markets, and Latin American markets. However, sales declined significantly in Germany, largely due to increasing generic competition and price decreases. In the nine-month comparison, Cleocin achieved a 10 percent increase in sales excluding an unfavorable exchange impact of 5 percent.

Sales of Genotropin, a human growth hormone, increased slightly in the third quarter but declined 4 percent in the nine-month comparison. In the U.S., sales continued to increase as new patient recruitment efforts prove successful. Earlier this month, the U.S. FDA cleared the product for marketing for use in treating growth hormone deficiency in adults. Sales declined overall in Europe due to increased competition, governmental policies restricting treatment, and the negative effects of currency exchange. In local currency, performance in key European markets was mixed: good growth in the U.K. and Germany was more than offset by declining sales in France, Italy, and Spain. In Japan, a major market for Genotropin, third quarter sales increased despite negative exchange effects due mainly to supply disruptions in the prior-year quarter.

U.S. sales of Xanax, the anti-anxiety agent, fell in both the third quarter and first nine months as generic competition continued to erode sales and year-end 1996 trade inventory accumulations reduced current year demand. Outside the U.S., Xanax achieved sales growth in local currency in the major markets of Italy, Spain, and France, as well as many smaller markets across Europe and Latin America. This growth was moderated by adverse exchange effects resulting in an overall increase in non-U.S. sales of 2 percent for the first nine months.

Generic competition in both the U.S. and Europe eroded sales of several older product lines including Provera, Healon, Pharmorubicin, Micronase, and Adriamycin. Collectively, sales for these products decreased $53 million in the quarter and $167 million in the first nine months. In addition, U.S. sales of Provera, Micronase, and Adriamycin were adversely affected in the quarter by the discontinuation of special sales incentives that were offered in the prior-year quarter. On a year-to-date basis, year-end 1996 trade inventory accumulations in the U.S. also contributed to the sales declines for these products.

Consumer Healthcare's OTC product sales declined by $32 million in the third quarter and $103 million in the first nine months. In the quarter-to-quarter comparison, lower Rogaine sales reflected strong private-label competition in the U.S. as well as wholesaler inventory reductions in anticipation of the expected approval of Rogaine Extra Strength. In July, the U.S. FDA Advisory Committee recommended Rogaine Extra Strength be made available for OTC sales.
 Sales of the Nicorette smoking cessation product line in the U.S. were also lower in the quarter. The decline was primarily attributable to the poor sales performance of the Nicotrol patch launched in the U.S. in the third quarter of 1996. In the nine-month comparison, adverse exchange effects reduced sales across many product lines outside the U.S. In local currency, the Nicorette product line performed well with strong growth in the U.K., Italy, France, and Japan. Year-to-date OTC sales levels were also lower due to the initial establishment of retail inventories in the U.S. for the 1996 launches of Rogaine and several Nicorette products. These factors adversely affecting sales more than offset the positive net sales growth resulting from the second quarter product swap with Johnson & Johnson. In June, the company acquired Nasalcrom, PediaCare, and Micatin in exchange for Motrin IB and Mycitracin in order to strengthen the company's OTC product portfolio.

While the other associated businesses continued to provide a solid base of sales to the company, their performance was mixed in the third quarter. Sales of Chemical and Contract Manufacturing rose 7 percent while sales of Animal Health and Diagnostics declined by 3 and 6 percent, respectively, largely due to the negative effects of exchange. In local currency, sales of each associated business rose in the first nine months of 1997 over the same period in 1996.

Sales of Biotech and Biacore were not reported in consolidated sales after the date of their partial divestitures which resulted in a comparative sales decrease of $73 million in the third quarter and $86 million year-to-date. In August, the company contributed its asset holdings in its Biotech biotechnology subsidiary to Amersham Pharmacia Biotech. The company holds a 45 percent interest in Amersham Pharmacia Biotech and, accordingly, accounts for its share of the net results of operations of the new company on the equity basis. Similarly, in December 1996, Pharmacia & Upjohn sold 59 percent of its holding in Biacore and since then has accounted for its investment in Biacore on the equity basis.

OTHER OPERATING REVENUE

Other operating revenue increased over the third quarter and first nine months of 1996 due to higher revenue earned from the company's agreement with Solvay & Cie to jointly market Luvox, a treatment for obsessive-compulsive disorder.

COSTS AND EXPENSES

Consolidated operating expenses, stated as a percent of net sales, were as follows:
                                   Third Quarter            Nine Months
                                  ---------------        ----------------
                                  1997       1996        1997        1996
                                  ----       ----        ----        ----
Cost of Products Sold             30.7%      31.0%       31.3%       29.3%
Research and Development          17.3       19.2        17.0        17.8
Marketing, Administrative
  and Other                       37.7       31.4        37.6        36.0
Restructuring Charges              8.1        2.2         2.6         8.8
Biotech Merger/P&U Merger Costs    2.0        0.9         0.6         1.3
Operating Income                   6.6       16.6        12.9         8.0

During the third quarter, cost of products sold decreased slightly as a percentage of sales compared to 1996. The decrease resulted from increases in production volume and favorable foreign currency effects. During the first nine months, cost of products sold increased as a percentage of sales due to decreased sales levels and increased manufacturing expenses. The unfavorable effects of selling price erosion, product mix, and currency exchange caused sales levels to decline. Manufacturing expense increased because of higher production start-up expenses for new products, project expenses incurred in 1997 to achieve long-term production efficiencies, and unfavorable manufacturing variances resulting largely from decreased volume. The increase in manufacturing expenses was partially offset by the favorable effects of exchange.

Research and development (R&D) spending in the third quarter and first nine months of 1997 declined as a percentage of sales. Major factors contributing to the lower levels of spending included the favorable effects of exchange due to the concentration of non-U.S. R&D activity in Sweden and Italy; the recognition of a $26 million contractual obligation in the prior-year quarter for a co-development agreement to acquire future rights to a product; and the ongoing efforts to focus R&D resources on selected projects. During the third quarter, the company filed a New Drug Application for Cyclo-Provera, a new, once-monthly contraceptive. The company expects to file for mutual recognition in Europe in early 1998.

Marketing, administrative, and other (MA&O) expense increased as a percentage of sales due to increased spending in 1997 in combination with a 10 percent sales decrease in the quarter. Current year spending increased as a result of higher advertising and promotion expense for new products; prelaunch and launch activities throughout the world; sales force expansions in the U.S. and certain Latin American countries; and increased information technology expenses. The additional 1997 spending was partially offset by the favorable effects of exchange. In the third quarter of 1996, MA&O expense was reduced by a gain of $46 million on the sale of an equity interest and related dissolution of a joint venture. Partially offsetting this gain was the establishment of a product liability provision of $15 million. In the nine-month comparison, 1996 MA&O expense included the impairment of an investment of $106 million resulting from the termination of a product development agreement.

In the third quarter of 1997, the company finalized certain plans for its manufacturing facility rationalization program and recognized related restructuring costs of $125 million. Additional charges are expected to be recognized in future periods as the company continues to evaluate utilization of manufacturing facilities. The program is intended to consolidate and reduce manufacturing facilities by 40 percent worldwide and is part of the global restructuring program announced in July. The objective of the global initiative is to improve effectiveness by simplifying the company's structure and improving its decision-making processes. Additional restructuring charges of approximately $325 million are expected to be recognized in the fourth quarter when global redesign plans are completed. Cash spending for this program is anticipated to approximate one-half or $225 million of the estimated $450 million total restructuring charges to be recorded in the latter half of 1997. The majority of the cash spending will occur in 1998.

A strategic element of the global redesign, but not included in the restructuring charges indicated above, is the establishment of a new global headquarters in New Jersey. The new headquarters will incorporate all corporate functions as well as the prescription pharmaceutical marketing and sales organization for the company's North American operations. The company's current management center in the U.K. and its prescription sales and marketing offices in Michigan will be phased out in concert with a phased build-up of the new headquarters. The move supports the company's strategy for aggressive growth in the United States.

Biotech merger costs of $34 million were recorded in the third quarter of 1997. These charges included transactions costs to effect the merger and charges associated with the write-off of acquired R&D. Pharmacia & Upjohn expects to record an additional charge in the fourth quarter for the merger-related restructuring of Amersham Pharmacia Biotech. Total charges associated with the merger are estimated to be $0.10 to $0.16 per share, after tax, including the third-quarter charge of $0.06 per share. Beginning in 1998, Amersham Pharmacia Biotech is expected to make positive contributions to earnings.

Merger-related restructuring charges recorded in the third quarter of 1996 totaled $37 million and in the first nine months $458 million, reflecting the planned reduction of approximately 3,650 positions. Total restructuring charges associated with the merger were $610 million and reflected the planned reduction of approximately 4,350 positions. Position reductions are expected to be substantially complete by the end of 1997. Cash spending in the first nine months of 1997 for this program totaled $115 million, a decrease in spending of $300 million compared to the same period in 1996. Approximately $85 million remains accrued as of September 30, 1997, as current liabilities of the company.

Merger costs of $16 million recorded in the third quarter of 1996 related to the November 1995 merger and consisted largely of costs associated with certain nonrecurring organizational activities, the establishment of the corporate identity for the new company, and various other costs of combining the two companies. For the first nine months of 1996, merger costs were $67 million.

NONOPERATING INCOME AND EXPENSE

The decline in both interest income and interest expense for the quarter was primarily due to lower interest rates in Europe. For the first nine months of 1997, the decline was also caused by the termination of certain borrowing arrangements in Europe in July 1996.

INCOME TAXES

The estimated annual effective tax rate for 1997 is 34 percent. The effective tax rate for 1996 was 35 percent excluding the tax benefits related to nonrecurring charges (33 percent with nonrecurring charges). The lower 1997 rate is the result of increased earnings in jurisdictions with lower tax rates.

FINANCIAL CONDITION
                                           September 30,   December 31,
                                               1997           1996
                                           ------------    -----------
Working Capital (U.S. dollars in millions)    $2,246         $2,392
Current Ratio                                   2.00           1.96
Debt to Total Capitalization                   15.1%          14.5%

Working capital decreased while the current ratio increased because current liabilities fell more than current assets in relative terms. Current assets declined due to decreases in short-term investments and accounts receivable partially offset by an increase in cash and cash equivalents. Current liabilities decreased primarily due to a decline in accounts payable. The increase in the ratio of debt to capitalization resulted from a comparable debt level in conjunction with a decline in total shareholders' equity.

The company's net financial asset position, presented below, declined slightly from the prior year-end due to the net increase in short-term debt. Net reductions in both short and long-term investments were mostly offset by increases in cash and cash equivalents.


                                           September 30,   December 31,
                                               1997           1996
                                           ------------    -----------
Cash, Equivalents and Investments             $1,849         $1,849
Short-Term and Long-Term Debt                  1,061          1,058
                                              ------         ------
Net Financial Assets                          $  788         $  791
                                              ======         ======

Net cash provided by operations for the first nine months of 1997 increased to $862 million from $544 million for the same period in the prior year. The 1996 operating cash flows were low due to large cash expenditures related to the merger and restructuring combined with an increase in receivables, inventories, and other current assets. In 1997, merger and restructuring related spending declined, as noted above. In addition, current assets decreased, particularly accounts receivable.

Reductions in short-term investments as well as increases in short-term debt represented major cash inflows during 1997, while capital spending and payment of dividends represented major cash outflows. Additions of property, plant and equipment totaling $354 million included expansion of bulk chemical production facilities in Ireland; manufacturing centers in the U.S., Belgium, Italy and Sweden; and nutritional plants in Sweden and China. The company's future cash provided by operations and borrowing capacity are expected to cover normal operating cash flow needs, planned capital acquisitions, and dividend payments that may be approved by the board of directors for the foreseeable future.

The company utilizes forward exchange contracts and currency options to mitigate the effect of currency exchange rate fluctuations on certain intercompany and third party transactions. The company hedges net recorded currency transaction exposures on certain existing assets and liabilities as well as a portion of net anticipated currency transactions. The anticipated transaction hedging activities seek to protect operating margins and cash flows from the potential adverse effects of currency exchange rate fluctuations by offsetting the gains and losses on the instruments with the losses and gains of the underlying anticipated cash flows. Because forward contracts and options used to hedge anticipated transaction exposures are marked-to-market each period, but the anticipated transactions have not been recorded, the timing of recognition of the related gains and losses will not match. Gains and losses from contracts related to hedges for product shipments are recognized as "Cost of Products Sold" and are included in the operating section of the statement of cash flows. Gains and losses from forward exchange contracts related to hedges on other activities are recognized as "All Other, Net", and are included in the investing section of the statement of cash flows.

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

The company recently finalized an assessment of the expected impact of the Year 2000 date recognition problem on existing automated systems worldwide. Solutions will involve a mix of purchasing new systems and modifying existing systems, with the emphasis on replacement rather than repair of many older applications developed in-house. The company anticipates spending between $120 to $140 million over the next two years, approximately 80 percent on replacement of applications that for reasons other than the date recognition problem had already been selected for replacement. A portion of the total spending will be capitalized as purchased software.

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


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)(i)   Exhibit A - Report of Independent Accountants (page 21).

         (a)(ii)  Exhibit 11 - Statement regarding computation of earnings per share (page 22).

         (a)(iii) Exhibit 12 - Ratio of Earnings to Fixed Charges (page 23).

         (a)(iv)  Exhibit 15 - Awareness of Coopers & Lybrand L.L.P. (page
                    24).

         (a)(v)   Exhibit 27 - Financial Data Schedule (EDGAR filing only).

         (b)      Form 8-K - No reports on Form 8-K were filed during the
                    quarter ended September 30, 1997.



SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PHARMACIA & UPJOHN, INC.
                                        (Registrant)



DATE: November 11, 1997                 /S/R. C. SALISBURY
                                        R. C. Salisbury
                                        Executive Vice President,
                                        Finance and Administration
                                        and Chief Financial Officer
                                        +44 1753 757575



DATE: November 11, 1997                 /S/D. W. SCHMITZ
                                        D. W. Schmitz
                                        Vice President, Corporate Assistant
                                        Secretary, and Acting General Counsel
                                        +44 1753 757575