Form 10-K405
period 1997-12-31
PHARMACIA & UPJOHN INC
filed 1998-03-30
CIK 949573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---       SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                       OR

        --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from____________to__________

                         Commission file number 1-11557

                            PHARMACIA & UPJOHN, INC.
             (Exact name of Registrant as specified in its charter)

                   Delaware                                    98-0155411
        -------------------------------                     -------------------
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                      Identification No.)

            95 Corporate Drive, Bridgewater, New Jersey 08807 U.S.A.
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number,
              including area code                              888/768-5501

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
                                                Yes  X       No
                                                    ---         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant estimates the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the NYSE--Composite Transactions closing price on January 31, 1998 as reported in The Wall Street Journal and treating all executive officers and directors of the Company and all beneficial owners of 5% or more of the Registrant's voting stock as affiliates) was approximately $19,494,311,322.

The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 1998 is 507,245,672 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Proxy Statement are incorporated into Parts III and IV of this report. Portions of the 1997 Annual Report to Shareholders are incorporated into Parts II and IV of this report.

Certain statements contained in this report, such as statements concerning the Company's anticipated financial or product performance and other non-historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Since these statements are based on factors that involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others: management's ability to make further progress under the Company's turnaround plan; the Company's ability to successfully market new and existing products in new and existing domestic and international markets; the success of the Company's research and development activities and the speed with which regulatory authorizations and product rollouts may be achieved; fluctuations in foreign currency exchange rates; the effects of the Company's accounting policies and general changes in generally accepted accounting practices; the Company's exposure to product liability lawsuits and contingencies related to actual or alleged environmental contamination; domestic and foreign social, legal and political developments, especially those relating to healthcare reform and product liabilities; general economic and business conditions; the Company's ability to attract and retain current management and other employees of the Company; and other risks and factors detailed in the Company's other Securities and Exchange Commission filings.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

                  Pharmacia & Upjohn, Inc. ("the Company") is a global pharmaceutical group engaged in the research, development, manufacture and sale of pharmaceutical and healthcare products. The Company was formed in November 1995 through the combination (the "Combination") of Pharmacia Aktiebolag ("Pharmacia") and The Upjohn Company ("Upjohn"). The Company is engaged in discovery research, product development, manufacturing, sales and marketing of various prescription human pharmaceutical products.

                  In addition to prescription human pharmaceuticals, the Company manufactures and sells certain nonprescription drugs; manufactures pharmaceutical chemicals and intermediates for use in its own products and for sale to others; researches, develops, manufactures and markets pharmaceutical products for both food and companion animals; and markets specialty products in hospital care, diagnostics and nutritional supplements.

INDUSTRY BACKGROUND

                  The world market for advanced human pharmaceuticals is concentrated in the U.S., Western Europe and Japan. Regulatory pressures and pricing constraints have intensified as governmental and private healthcare providers strive to control the rapid growth in healthcare expenditures. Pharmaceuticals are increasingly chosen according to the therapeutic benefit in relation to cost, such that pharmaceuticals that minimize hospital stays and reduce treatment costs are increasingly preferred. It is therefore essential for pharmaceutical companies to develop new improved and more efficient products that increase the total value both for buyers and patients. The Company believes that these developments have also led to more intense competition in the pharmaceutical industry worldwide. Innovation, high-quality research and development focused on unmet medical needs, rapid product introduction, wide geographical distribution and cost efficiency are likely to be key competitive factors in the pharmaceutical industry.

PRESCRIPTION PHARMACEUTICAL PRODUCTS

                  The Company researches, develops, manufactures and markets human pharmaceutical products to healthcare providers worldwide. The following summary discusses the Company's principal human pharmaceutical products.

                  DETROL(R)/DETRUSITOL(R) Tablets (tolterodine tartrate tablets) has been approved for marketing in the U.S. under the trademark DETROL and in Europe under the trademark DETRUSITOL. This product offers a treatment for overactivity in the bladder, thus reducing symptoms such as increased frequency and urge to urinate, as well as urge incontinence episodes. The U.S. patent covering DETROL Tablets expires in 2012, and in 2009 in Europe and Japan, although patent term extensions may be possible.

                  GENOTROPIN(TM), a recombinant human growth hormone identical to the body's own hormone, is marketed in Europe, Japan and the U.S. The Company recently reacquired exclusive sales and marketing rights to GENOTROPIN in Japan from Sumitomo Pharmaceuticals. GENOTROPIN products are not covered by product patents, but patents covering processes to manufacture the product and delivery systems for the products offer some level of exclusivity for the specific presentations sold by the Company. GENOTROPIN, which promotes longitudinal bone growth, is used for the treatment of growth hormone deficiency in children and adults and for patients with renal insufficiency.

                  The Company produces several drugs for CNS disorders, including XANAX(R), HALCION(R) and SERMION(R), none of which have significant patent protection and are subject to intense generic competition. XANAX Tablets, containing alprazolam, are used for symptomatic relief of anxiety with and without depressive symptoms and for the treatment of panic disorder. The use patent for the panic disorder indication for XANAX expires in 2002. HALCION Tablets, containing triazolam, are a hypnotic agent used for the treatment of insomnia. SERMION Tablets are used primarily to treat cognitive and behavioral disorders related to senile dementia.

                  EDRONAX (reboxetine), for the treatment of major depression, has been approved for marketing in several European countries and will be submitted for U.S. approval. European patents provide protection until 2001 and U.S. patents provide protection until 1999, although patent term extensions may be possible.

                  XALATAN(R) (latanoporost ophthalmic solution) is used in the U.S. for the treatment of open-angle glaucoma and ocular hypertension in patients who are either intolerant of, or insufficiently responsive to, other intraocular pressure-lowering medications. Approval for marketing in Europe is pending. XALATAN is covered by a patent in the U.S. expiring in 2011 and in Europe and Japan in 2009, although patent term extensions in Europe and Japan may be possible.

                  HEALON(R) Solution for Intraocular Use is a viscoelastic product which includes sodium hyaluronate and is used primarily in cataract surgery to facilitate the implantation of plastic intraocular lenses ("IOLs") without injuring the sensitive cells lining the cornea and functions as a soft surgical instrument. The Company markets HEALON and HEALON GV(R), a more viscous fluid form, directly to ophthalmologists in Europe, the U.S. and Japan and through independent distributors in certain other countries.

                  The Company is one of the world's leading producers of anticancer drugs. Its most important products in the oncology area are FARMORUBICIN(R) (or PHARMORUBICIN(R)) and ADRIAMYCIN(R) for use in chemotherapy. Each of these products is used in the treatment of breast cancer as well as other solid tumors. Both are among the world's most frequently prescribed anticancer drugs. ADRIAMYCIN was the Company's first anthracycline preparation and is no longer subject to patent protection. Subsequent research efforts to reduce the toxicity and increase the efficacy of ADRIAMYCIN led to the development of FARMORUBICIN, a second generation anthracycline product used primarily to treat solid tumors (primarily breast and bladder cancer) and lymphomas. Although the product patents on FARMORUBICIN have generally expired, patents on the best selling formulation of FARMORUBICIN do not expire until 2006.

                  CAMPTOSAR(R)  (irinotecan   hydrochloride   injection),  an
injectable DNA topoisomerase-I inhibitor pro-drug licensed from Yakult Honsha for the U.S. and certain other territories, is marketed in the U.S. for refractory colorectal cancer. CAMPTOSAR Injection is protected by a patent in the U.S. until 2004, with a patent term extension until 2007 currently pending.

                  The Company also produces ZAVEDOS(TM)/IDAMYCIN(R) (idarubicin hydrochloride), an anthracycline used to treat acute leukemia that can be administered both intravenously and orally, as well as ESTRACYT(R), which is used for the treatment of advanced prostate cancer. Based on clinical tests to date, ZAVEDOS is superior to standard therapy in extending the survival of certain patients who suffer from acute myeloblastic leukemia. Although the last product patents on ZAVEDOS expire in 1999-2002, patents on a new formulation do not expire until 2006. ESTRACYT/EMCYT has no patent protection and is subject to competition from other products and therapies. ZINECARD(R) (dexrazoxane for injection) sold in the U.S. and Canada, is a preparation for reducing cardiac side effects in women with metastatic breast cancer who are undergoing treatment with ADRIAMYCIN.

                  FRAGMIN(R) Injection is a low molecular weight heparin product for the prevention of thrombosis in connection with surgery, during hemodialysis, in the treatment of acute deep vein thrombosis and (in the U.K.) in the treatment of unstable angina. FRAGMIN is protected by patents in the U.S., Europe and Japan, with patent expiration dates ranging from the year 2000 in some European countries to 2005 in the U.S.

                  The Company provides a broad line of antibiotic products including CLEOCIN(R) (or DALACIN(R)) and LINCOCIN(R) products. CLEOCIN PHOSPHATE(R) is an injectable form of clindamycin that is used in the treatment of certain life-threatening anaerobic infections. CLEOCIN T(R) is a topical formulation for treatment of acne. CLEOCIN(R) Vaginal Cream is used to treat bacterial vaginosis. LINCOCIN is used in the treatment of serious infections caused by many strains of gram-positive bacteria. The Company has semi-exclusive U.S. marketing rights to VANTIN(R) Tablets and Oral Suspension, an advanced cephalosporin antibiotic, under patents licensed from Sankyo Company, Ltd., the last of which expires in the U.S. in late 2001.

                  The Company produces various forms of chemical modifications of hormone products under the trademark MEDROL(R) or DEPO-MEDROL(R), which are used to treat a number of inflammatory and allergic conditions. SOLU-CORTEF(R) Sterile Powder and SOLU-MEDROL(R) Sterile Powder are injectable corticosteroid products.

                  The Company markets several steroid hormone products having a variety of uses, including the treatment of allergic reactions, inflammation, asthma and certain hormone deficiencies. The Company's most important synthetic hormone product is PROVERA(R) Tablets, which is a female sex hormone replacement agent. The Company also markets DEPO-PROVERA(R) Contraceptive Injection and OGEN(R) Tablets and Vaginal Cream, an estrogen replacement product licensed from Abbott Laboratories. The Company intends to increase its marketing in this area directed towards the patient or ultimate consumer, who is increasingly participating in the choice of product.

                  CAVERJECT(R) (alprostadil injection), a treatment for erectile dysfunction due, among other reasons, to diabetes, cardiovascular problems, injuries and aging, is self-administered by intracavernosal injection. CAVERJECT is no longer covered by patents.

                  DOSTINEX(R) Tablets, an oral medication for hyperprolactinemia, a condition that can cause absence of menstruation (amenorrhea) and excessive breast milk discharge (galactorrhea), is effective and better tolerated than bromocriptine, the only other product indicated for hyperprolactinemia. DOSTINEX is covered by a patent in the U.S. expiring in 2002, although an extension application which would extend the patent term until late 2005 is currently pending. Patent expiration dates for the product in European countries under Supplemental Protection Certificates generally expire between 2002 and 2006.

                  MIRAPEX (pramipexole tablets) has been approved in the U.S. and Europe (sold under the tradename MIRAPEXIN) for the treatment of the signs and symptoms of Parkinson's disease. The product was licensed from Boehringer-Ingelheim, which has co-promotion rights in the U.S. A centralized European Commission application was filed in late 1996 under the mutual recognition procedure. The compound patent expires in 2005 in Europe and Japan and in 2006 in the U.S. CABASER(R) (cabergoline) has also been approved in several European countries for treatment of Parkinson's disease and is subject to European patent protection until at least 2002.

                  The Company markets MYCOBUTIN Capsules(R), for the prevention of Mycobacterium Avium Complex, a fatal bacterial infection that is a common cause of death in HIV-positive individuals and people with AIDS. MYCOBUTIN is marketed to specialists in infectious diseases and to internists. The relevant patent rights in the U.S. have recently been extended until 1999 and Orphan Drug Exclusivity expiration is in late 1999. Corresponding patent rights expire in Europe generally during the period of 2000 to 2003 with the exception of Italy which expire in the year 2012.

                  RESCRIPTOR(R) (delavirdine mesylate tablets), a non-nucleoside reverse transcriptase inhibitor, has been approved in the U.S. for the treatment of HIV-1 infection in combination with appropriate antiretroviral agents when therapy is warranted. The product is protected by a U.S. patent until 2013.

                  The Company has worldwide marketing rights except in the U.S. to VISTIDE(R) (cidofovir injection), indicated for the treatment of cytomegalovirus (CMV) infection in the retina in AIDS patients unsuitable for other therapy.

                  The Company's major oral antidiabetes agents are MICRONASE(R) Tablets, containing glyburide, and GLYNASE(R) PresTab(R) Tablets, also containing glyburide, for the treatment of non-insulin-dependent diabetes. The Company is experiencing increased levels of competition from generic substitutes in this area.

                  The Company also markets certain prostaglandin products, including PROSTIN E2(R) Vaginal Suppository, which is generally used for pregnancy disorders, and PROSTIN VR PEDIATRIC(R) Sterile Solution, for cardiovascular use. PREPIDIL(R) Gel, used for cervical ripening, is protected by U.S. patents until 2004.

                  ESTRING(R) Vaginal Ring, a local hormone replacement therapy for post-menopausal women, is a soft intravaginal plastic ring that secretes a low dose of natural estrogen over a period of three months.
The product is sold in the U.S. and in several European countries.

                  The Company markets several products for intravenous nutrition, including products that meet the body's nutritional needs for fats, amino acids, vitamins and trace elements. The Company's largest selling nutritional product is the fat emulsion INTRALIPID(R), launched in 1962. INTRALIPID has no patent protection and competes with other fat emulsions in all its major markets. The Company also markets KABIMIX and VITRIMIX, pre-mixed nutritional supplements, and GLAMIN and VAMIN(R), amino acid solutions. Management believes that there are limited opportunities for growth in this area except in developing countries such as China, where there are developing healthcare systems and large patient populations.


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

                  In addition, the Company produces and sells ROGAINE(R) Extra Strength for Men and ROGAINE(R) Regular Strength, a 5% and 2%, respectively, solution of minoxidil applied topically to treat hair loss in men with male pattern baldness and, in the Regular Strength formulation, in women with androgenetic alopecia or hereditary hair loss. The product is also sold in numerous foreign countries. Although the U.S. patents covering ROGAINE expired in February 1996, ROGAINE Extra Strength for Men is covered by a three-year ANDA moratorium. ROGAINE is sold over-the-counter in the U.S. and competes with several generic 2% topical minoxidil products not produced by the Company.

                  During 1997, the Company acquired NASALCROM, a nasal spray for allergic rhinitis, PEDIACARE, a line of children's cough and cold products, and MICATIN, an antifungal to treat athlete's foot, from Johnson & Johnson in exchange for MOTRIN IB, an analgesic, and MYCITRACIN, a topical antibiotic.

                  The Company also manufactures and distributes other non-prescription products including KAOPECTATE(R) products, for diarrhea; MICROLAX(R) Enema, for constipation; CORTAID(R) products, anti-inflammatory topical products; the family of UNICAP(R) vitamin products; and DRAMAMINE(R), anti-motion sickness products. The Company also holds a license from Hoechst-Roussel Pharmaceuticals Inc. for exclusive U.S. rights to the nonprescription laxative products DOXIDAN(R) and SURFAK(R).

RESEARCH AND DEVELOPMENT

                  The Company aims to direct its R&D efforts to develop new innovative pharmaceuticals and other healthcare products offering high therapeutic benefits in a number of therapeutic areas in which the Company believes it has the ability to establish a leading global position. The Company also seeks to expand the markets for its existing products by identifying new indications and administrative forms as well as by expanding their international market penetration and extending product life, including by converting suitable patented products to over-the-counter products. The Company concentrates its R&D resources on selected areas both where it has in-house expertise and where there are identified substantial unmet medical needs. The Company's research activities are being focused on four medically important therapeutic areas, including infectious disease, metabolic disease, CNS and oncology, and are conducted principally in the Company's three regional centers in Kalamazoo, Michigan, Stockholm, Sweden and Milan, Italy.

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

                  In the area of infectious disease research, oxazolidinones are a potentially important new class of antibiotics that have a novel mechanism of action: inhibition of mRNA translation. A compound (linezolid) is in Phase III clinical studies. In vitro studies show the oxazolidinones to be effective against gram-positive bacteria including antibiotic-resistant strains of staphylococci, streptococci and enterococci. Management believes that oxazolidinones have the potential to meet a significant unmet need due to the increasing incidence of resistant bacterial infections. Linezolid is claimed in a U.S. patent currently set to expire in 2014, but which could be extended depending on the date of NDA approval. Patents issuing on patent applications filed in various other countries will similarly expire generally in 2014, but may be subject to extension in certain countries.

                  The Company's primary research area in the field of metabolic disease concerns growth disorders. In addition, research projects are currently in process in the field of obesity, diabetes, arteriosclerosis and vascular disease. Research and development in the area of growth and growth factors is concentrated on a broader spectrum of indications for GENOTROPIN. In addition, the Company is pursuing further development of convenience products to administer GENOTROPIN.

                  Oncology is another major research focus for the Company with discovery and development efforts directed and focused on finding effective treatments for various forms of tumors, particularly those which respond poorly, or are resistant, to currently available therapy. The research programs cover chemotherapy, hormone therapy, immunotherapy of cancer as well as novel approaches and mechanisms of antitumor action which are being pursued mainly in discovery phase.

                  Development candidates licensed by the Company include almotriptan, an anti-migraine compound for which the Company will have exclusive U.S. marketing rights, and thrombopoietin (TPO), a compound being evaluated for use in treating cancer patients suffering from chemotheraphy.

ANIMAL HEALTH

                  The Company researches, develops, manufactures and markets a broad range of pharmaceutical products for both food and companion animals. These products are sold worldwide to veterinarians, feed manufacturers, distributors and growers who choose the Company's products primarily because of their efficacy and suitability for particular uses, as well as price and quality. Major products include NAXCEL(R) (or EXCENEL(R)) Sterile Powder, an antibiotic for bovine and swine respiratory disease and early chick mortality; LINCO-SPECTIN(R) Soluble Powder and

Premix,  a combination  lincomycin/spectinomycin  antibiotic;
LINCOMIX(R) 20 and LINCOMIX 50 Feed Medication, which are feed-additive antibiotics; MGA(R) Premix, which is a growth-promoting feed additive for feedlot heifers; various products for the treatment of mastitis, LINCOCIN(R), small-animal antibiotics; and LUTALYSE(R) (or DINOLYTIC(R)) Sterile Solution, which is used to synchronize breeding performance in mares and cattle.

                  In 1997, the Company sold its animal health vaccine business to Bayer Corporation.

CHEMICAL AND CONTRACT MANUFACTURING

                  The Company researches, develops, manufactures and markets bulk pharmaceutical chemicals and selected high-technology specialty (nonpharmaceutical) chemicals. In addition, the Company manufactures finished dosage forms for sale to third parties.

BIOTECHNOLOGY

                  The Company owns 45% of Amersham Pharmacia Biotech, Ltd. ("APB"), one of the world's leading suppliers of biotechnology equipment, systems, reagents and chemicals for pharmaceutical and biotechnology companies and for life science research in the public and private sectors. APB was formed in 1997 by the combination of the Company's biotechnology supply business with the life sciences business of Amersham International plc. The business area's traditional products are for use in laboratory-scale chromatography and electrophoresis, two key separation technologies for biomolecules, and also produces reagents, chemicals and systems used by researchers to perform experiments in the areas of molecular and cell biology, and media and systems devoted to large-scale purification of substances prepared by biotechnological methods in the pharmaceutical industry. In recent years, the market for biotechnology research instruments and other products has been adversely affected by budgeting constraints in universities and publicly funded research centers, resulting in increasing competition and downward price pressure.

DIAGNOSTICS

                  The Company is the world leader in the area of in vitro allergy diagnostics. The Company's main allergy diagnostic product, the Pharmacia CAP System(R), is a highly automated laboratory system that enables testing from patient blood samples for allergenic sensitivity to nearly 500 substances. The Company believes that no competitor in the allergy diagnostic business markets a product that can test allergenic sensitivity to as many different substances. The Company markets the Pharmacia CAP System to diagnostic laboratories worldwide. Patents on the Pharmacia CAP System expire in 2004. During 1996, a new easy-to-use, low-volume test instrument, UniCAP 100(R), was introduced for use by small to medium size laboratories and family physicians.

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

                  Over the last few years, the pharmaceutical industry has experienced increased vertical and horizontal consolidation, and the breadth of products offered and distribution capabilities of a company may become a competitive feature. The Company competes with other pharmaceutical companies in discovering or licensing new chemical entities useful in treating medical conditions. In addition, significant changes in marketing conditions are occurring in the U.S., Swedish and other pharmaceutical markets, including decreased pricing flexibility, restrictions on promotional and marketing practices and the impact of managed care, particularly with respect to product selections and pricing concessions.

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

                  In the U.S., most human and animal pharmaceutical products manufactured or sold by the Company are subject to regulation by the FDA as well as by other federal and state agencies. The FDA regulates the introduction of new drugs, advertising of prescription drug products, manufacturing, laboratory and clinical practices, labeling, packaging and record-keeping with respect to drug products. The FDA also reviews the safety and effectiveness of marketed drugs and may require withdrawal of products from the market and modification of labeling claims where necessary. In addition, the manufacturing, marketing and use of Animal Health drug products are closely regulated by the FDA.

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


                                    EMPLOYEES

                  The Company has approximately 30,000 employees worldwide, although the number is changing based on realignment of operations and related reductions in force.

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

                  Since several capital projects are undertaken for both environmental control and other business purposes, such as production process improvements, it is difficult to estimate the specific capital expenditures for environmental control. However, it is estimated that capital expenditures for environmental protection will exceed $25 million in both 1998 and 1999. Operating expenses for compliance with environmental protection laws and regulations in 1997 are estimated to have been in excess of $50 million. It is estimated that such operating expenses for 1998 will also be in excess of $50 million. Cash payments charged to the environmental reserves in 1997 were approximately $10 million and are estimated to be approximately $10 million in 1998.


ITEM 2.           PROPERTIES

                  The Company's various businesses operate through a number of offices, research laboratories and production facilities throughout the world with principal locations in Kalamazoo, Michigan; Stockholm, Uppsala and Helsingborg, Sweden; Milan, Italy; and Puurs, Belgium. The Company also has major facilities in Japan and Puerto Rico. The Company will establish its headquarters in Bridgewater, New Jersey. The Company believes its properties to be adequately maintained and suitable for their intended use and its production facilities to have a capacity adequate for its current needs.


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

                  The Company is involved in several administrative and judicial proceedings relating to environmental concerns, including actions brought by the U.S. EPA and state environmental agencies for remedial cleanup at approximately 50 sites, including site clean-up at the Company's discontinued industrial chemical operations in North Haven, Connecticut. The Company's estimate of the ultimate cost to be incurred in connection with these environmental situations could change due to uncertainties at many sites, such as potential cleanup remedies, the estimated cost of cleanup and the Company's ultimate share of a site's cost.

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

                  The Company is a party along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, some of which have been consolidated and transferred to the Federal District Court for the Northern District of Illinois. These suits, brought by independent pharmacies and chains, generally allege unlawful conspiracy, price discrimination and price fixing and, in some cases, unfair competition, and specifically allege that the Company and the other named defendants violated the following: (1) the Robinson-Patman Act by giving substantial discounts to hospitals, nursing homes, mail-order pharmacies and health maintenance organizations ("HMOs") without offering the same discounts to retail drugstores, and (2) Section I of the Sherman Antitrust Act by entering into illegal vertical combination with other manufacturers and wholesalers to restrict certain discounts and rebates so they benefited only favored customers. The Federal District Court for the Northern District of Illinois certified a national class of retail pharmacies in November 1994. Similar actions by proposed retailer classes have been filed in the state courts of Alabama, California, Minnesota, Mississippi and Wisconsin. The California and Wisconsin courts have certified retailer classes. Motions to certify are pending in Alabama and Minnesota. The suits seek treble damages and an injunction prohibiting the alleged illegal practices. Fourteen of the twenty-four pharmaceutical company defendants (not including the Company) have reached settlement agreements with the plaintiffs in the class action pending in the Northern District of Illinois for amounts ranging from $10 to $60 million. These settlements were approved by the court in 1996.

                  Actions have been filed in 14 states and the District of Columbia on behalf of proposed consumer classes seeking damages based on the same alleged conduct. The Courts in California and the District of Columbia have certified the proposed consumer classes. After removal, the Federal District Court denied certification of a proposed Alabama consumer class, but a similar action was later remanded to the state court where it is pending. The state courts in Maine, Michigan and Minnesota denied certification of a consumer class, and plaintiffs' appeals are pending. The state courts in Colorado, New York and Washington dismissed complaints on behalf of proposed consumer classes. Plaintiffs appealed the dismissal in Washington and New York, and those appeals are pending. Similar actions by proposed consumer classes are pending in the state courts of Arizona, Florida, Kansas, North Carolina, Tennessee and Wisconsin. The U.S. Federal Trade Commission has instituted an inquiry into whether pharmaceutical companies, including the Company, may have violated federal antitrust laws in connection with establishing prices and rebates.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

                  The Company

                  The Common Stock is listed and traded on the New York Stock Exchange (the "NYSE") under the symbol PNU. As of January 31, 1998, there were 36,914 holders of record of the Common Stock. Swedish Depositary Shares, each representing one share of Common Stock, are traded on the Stockholm Stock Exchange under the symbol PH&U.

                  Information regarding the market prices and dividends for the Company's Common Stock and related stockholder matters appearing under the caption "Quarterly Data" in the 1997 Annual Report to Shareholders (Exhibit 13) is hereby incorporated by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Background information for the Board of Directors, including Fred Hassan, the Company's President and Chief Executive Officer, is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 8, 1998.

         In addition to Fred Hassan, the following are the Company's executive officers:

                  Goran A. Ando, M.D., age 48, Executive Vice President and President, Research & Development. He had been Executive Vice President and Deputy Chief Executive Officer of Pharmacia since February 1995, and before that had been at Glaxo Holdings p.l.c., where he was director of research and development activities.

                  Robert C. Salisbury, age 54, Executive Vice President, Finance and Administration, and Chief Financial Officer. He had been Executive Vice President and Chief Financial Officer for Upjohn since 1994, and before that had been Senior Vice President for Finance and Chief Financial Officer.

                  Richard T. Collier, age 44, Senior Vice President and General Counsel. He had been Senior Vice President, General Counsel and Member of the Executive Council of Rhone-Poulenc Rorer until December 1997. He joined Rhone-Poulenc Rorer in 1986 as Assistant Counsel and held various positions including Vice President and Assistant to the Chairman from 1991 to 1992.

                  Timothy G. Rothwell, age 46, Executive Vice President and President, Pharmaceutical Operations. He had been President of Rhone-Poulenc Rorer since 1996 and was a member of that Board of Directors since January 1997. He joined Rhone-Poulenc Rorer in 1995 as Executive Vice President and President, Pharmaceutical Operations. Prior to that he was CEO and President of the U.S.
         pharmaceutical business for Sandoz Pharmaceuticals.

                  Christopher J. Coughlin, age 45, Executive Vice President and Chief Financial Officer. He had been President of Nabisco International until February 1998. He joined Nabisco International as Executive Vice President and Chief Financial Officer in 1996. Prior to that he was Chief Financial Officer at Sterling Winthrop, Inc.

ITEM 11.          EXECUTIVE COMPENSATION

                  Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 8, 1998.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 8, 1998.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 8, 1998.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

         (A)1.    FINANCIAL STATEMENTS

                  The following are included in the 1997 Annual Report to Shareholders (Exhibit 13) and are incorporated by reference into this Form 10-K pursuant to Item 8.

                  Report of Independent Accountants - Coopers & Lybrand, L.L.P.

                  Consolidated Statements of Earnings, Years ended December 31, 1997, 1996 and 1995.

                  Consolidated Balance Sheets, December 31, 1997 and 1996.

                  Consolidated Statements of Shareholders' Equity, Years ended December 31, 1997, 1996 and 1995.

                  Consolidated Statements of Cash Flows, Years ended December 31, 1997, 1996 and 1995.

                  Note 7. Earnings Per Common Share, Years ended December 31, 1997, 1996 and 1995.

                  Note 22. Segment and Geographic Information, Years ended December 31, 1997, 1996 and 1995.

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

                  (3)(iii)   Amendment to By-laws of the Registrant.

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

                  (4)(c) Indenture dated as of August 1, 1991 between the Company and The Bank of New York, as trustee, with respect to Debt Securities to be issued thereunder from time to time (not filed pursuant to Regulation
                             S-K, Item 601(b)(4)(iii)(A); the Registrant agrees to furnish a copy of these documents to the Securities and Exchange Commission upon request.

                  (4)(d)     Rights Agreement, which includes as Exhibit A the forms
                             of Rights Certificate and Election to Exercise and as
                             Exhibit B the form of Certificate of Designation
                             and Terms of the Participating Preferred Stock (filed
                             as Exhibit 4 to the Registrant's Current Report on Form
                             8-K dated February 25, 1997 and incorporated herein by
                             reference).



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

                  (10)(e)    Employment Agreement with Fred Hassan dated May 7,
                             1997 (incorporated by reference to Exhibit (10) to the Registrant's Form 10-Q for the quarter ending
                             June 30, 1997).

                  (10)(f)    Employment Agreement with L.S. Smith dated February
                             25, 1997 (incorporated by reference to Exhibit
                             (10)(f) to the Registrant's Form 10-K for the year ending December 31, 1996).

                  (10)(g)    Employment Agreement with K.M. Cyrus dated March 8,
                             1996 (incorporated by reference to Exhibit (10)(g) to the Registrant's Form 10-K for the year ending
                             December 31, 1996).

                  (10)(h)    Employment Agreement with Richard T. Collier dated
                             November 17, 1997.

                  (10)(i)    Employment Agreement with Timothy G. Rothwell dated
                             December 16, 1997.

                  (10)(j)    Registration Rights Agreement dated as of August
                             20, 1995, among Pharmacia & Upjohn, Inc., The
                             Upjohn Company, Pharmacia Aktiebolag and AB Volvo
                             (filed as Exhibit 10(b) to the Registrant's
                             Registration Statement on Form S-4 (Reg. No.
                             33-61969), and incorporated herein by reference).

                  (10)(k) Long-Term Incentive Plan (incorporated by reference to Exhibit (10)(h) to the Registrant's Form 10-K for the year ending December 31, 1995).

                  (10)(l)    Annual Incentive Plan (incorporated by reference to
                             Exhibit (10)(i) to the Registrant's Form 10-K for the year ending December 31, 1995).

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

                                   PHARMACIA & UPJOHN, INC.




                            By:             /s/ Fred Hassan
                                   -------------------------------------
                                   Fred Hassan
                                   President and Chief Executive
                                   Officer and Director


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


              Signature                                 Title                              Date
              ---------                                 -----                              ----
    /s/ /Soren Gyll                          Chairman of the Board and Director      February 16, 1998
----------------------------------
            Soren Gyll

    /s/ Fred Hassan                          President and Chief Executive           February 16, 1998
----------------------------------           Officer and Director
            Fred Hassan

    /s/ Robert C. Salisbury                  Executive Vice President (Chief         February 16, 1998
----------------------------------           Financial Officer)
        Robert C. Salisbury

    /s/ Robert G. Thompson                   Senior Vice President (Chief            February 16, 1998
----------------------------------           Accounting Officer)
        Robert G. Thompson

    /s/ Frank C. Carlucci                    Director                                February 16, 1998
----------------------------------
         Frank C. Carlucci

----------------------------------           Director                                February 16, 1998
          Gustaf Douglas

    /s/ M. Kathryn Eickhoff                  Director                                February 16, 1998
----------------------------------
        M. Kathryn Eickhoff

    /s/ Daryl F. Grisham                     Director                                February 16, 1998
----------------------------------
         Daryl F. Grisham

    /s/ William E. La Mothe                  Director                                February 16, 1998
----------------------------------
        William E. La Mothe

    /s/ Berthold Lindquist                   Director                                February 16, 1998
----------------------------------
        Berthold Lindquist

    /s/ Olof Lund                            Director                                February 16, 1998
----------------------------------
             Olof Lund

              Signature                                 Title                              Date
              ---------                                 -----                              ----
    /s/ William D. Mulholland                Director                                February 16, 1998
----------------------------------
       William D. Mulholland

    /s/ William U. Parfet                    Director                                February 16, 1998
----------------------------------
         William U. Parfet

    /s/ Ulla Reinius                         Director                                February 16, 1998
----------------------------------
           Ulla Reinius

    /s/ Bengt Samuelsson                     Director                                February 16, 1998
----------------------------------
         Bengt Samuelsson

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION

(3)(iii)                    Amendment to By-laws of the Registrant

(10)(h)                     Employment Agreement with Richard T. Collier

(10)(i)                     Employment Agreement with Timothy G. Rothwell

(12)                        Computation of Ratio of Earnings to Fixed Charges

(13)                        Annual Report to Shareholders

(21)                        Subsidiaries of the Registrant

(23)                        Consent of Independent Accountants

(27)                        Financial Data Schedule