Form 10-Q
period 1998-03-31
PHARMACIA & UPJOHN INC
filed 1998-05-14
CIK 949573

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1998

                               OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From           to

       _______________________________________________________


                  Commission File Number 1-4147


                     PHARMACIA & UPJOHN, INC.
       (Exact name of registrant as specified in its charter)


              Delaware                  98-0155411
         (State of incorporation)      (I. R. S. Employer
                                       Identification No.)


Pharmacia & Upjohn Company, 95 Corporate Drive, Bridgewater, NJ  08807
       (Address of principal executive offices)  (Zip Code)


          Registrant's telephone number     888/768-5501


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject
to such filing requirements for the past 90 days.  YES   X      NO


The number of shares of Common Stock, $1 Par Value, outstanding as of
May 1, 1998                was 507,996,268.

                          Page 1 of 21 pages
               The exhibit index is set forth on page 17.

                    QUARTERLY REPORT ON FORM 10-Q

                      PHARMACIA & UPJOHN, INC.

                    QUARTER ENDED MARCH 31, 1998


              INDEX OF INFORMATION INCLUDED IN REPORT

                                                                      Page
                                                                      ----

PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Consolidated Statements of Earnings                          3

            Condensed Consolidated Statements of Cash Flows              4

            Condensed Consolidated Balance Sheets                        5

            Notes to Consolidated Financial Statements                   6

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10


Part II - OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                            17

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months Ended March 31
(in millions of U.S. dollars, except per-share data)
                                                           Unaudited
                                                   ------------------------
                                                       1998          1997
                                                   ----------    ----------
Net sales                                           $ 1,586       $ 1,635
Other revenue                                            26            27
                                                   ----------    ----------
     Operating revenue                                1,612         1,662

Cost of products sold                                   485           503
Research and development                                274           283
Marketing, administrative and other                     601           602
Biotech                                                  (9)            -
                                                   ----------    ----------
     Operating income                                   261           274

Interest income                                          24            29
Interest expense                                         (9)           (7)
All other, net                                            1            (2)
                                                   ----------    ----------
Earnings before income taxes                            277           294
Provision for income taxes                               88           100
                                                   ----------    ----------
Net earnings                                        $   189       $   194
                                                   ==========    ==========

Net earnings per common share:

  Basic                                                 $.37         $.38
                                                        ====         ====
  Diluted                                               $.36         $.37
                                                        ====         ====


                           See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31
(in millions of U.S. dollars)

                                                             Unaudited
                                                       --------------------
                                                          1998        1997
                                                       --------    --------
Net cash (required) provided by operations               $ (22)      $ 206
                                                       --------    --------
Cash flows (required) provided by investment activities:
  Additions of properties                                  (93)       (105)
  Purchases of intangibles                                 (36)          -
  Purchases of investments                                (161)       (242)
  Proceeds from sales of investments                       256         339
  Other                                                      8         (13)
                                                       --------    --------
Net cash required by investment activities                 (26)        (21)
                                                       --------    --------
Cash flows provided (required) by financing activities:
  Repayment of debt                                       (133)         (6)
  Payments of ESOP debt                                    (16)        (12)
  Net increase in debt with initial maturity
    of 90 days or less                                     392         273
  Dividend payments                                       (141)       (142)
  Purchases of treasury stock                               (9)        (20)
  Proceeds from exercise of stock options                    6           7
  Other                                                      3           7
                                                       --------    --------
Net cash provided by financing activities                  102         107
                                                       --------    --------
Effect of exchange rate changes on cash                     (8)        (40)
                                                       --------    --------
Net change in cash and cash equivalents                     46         252

Cash and cash equivalents, beginning of year               775         641
                                                       --------    --------
Cash and cash equivalents, end of period                $  821     $   893
                                                       ========    ========


                         See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)
                                                  March 31,    December 31,
                                                     1998          1997
                                                -----------    -----------
                                                (unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents                         $   821        $   775
  Short-term investments                                447            539
  Trade accounts receivable, less allowance
    of $90 (1997: $89)                                1,321          1,303
  Inventories                                           953            958
  Other current assets                                  857            752
                                                 -----------    -----------
     Total current assets                             4,399          4,327
                                                 -----------    -----------
Long-term investments                                   575            534
                                                 -----------    -----------
Goodwill and other intangible assets, net             1,310          1,287
                                                 -----------    -----------
Properties, net                                       3,263          3,306
                                                 -----------    -----------
Other noncurrent assets                                 773            926
                                                 -----------    -----------
Total assets                                        $10,320        $10,380
                                                 ===========    ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including current
    maturities of long-term debt                    $   657        $   401
  Other current liabilities                           2,125          2,287
                                                 -----------    -----------
     Total current liabilities                        2,782          2,688
                                                 -----------    -----------
Long-term debt and guarantee of ESOP debt               602            634
                                                 -----------    -----------
Other noncurrent liabilities                          1,467          1,520
                                                 -----------    -----------

Shareholders' equity:
  Preferred stock, one cent par value;
    authorized 100,000,000 shares; issued
    Series A convertible 6,958 shares
    (1997: 6,996 shares) at stated value                280            282
  Common stock, one cent par value;
    authorized 1,500,000,000 shares, issued
    508,647,507 shares                                    5              5
  Capital in excess of par value                      1,426          1,440
  Retained earnings                                   5,412          5,364
  ESOP-related accounts                                (246)          (260)
  Treasury stock                                        (39)           (48)
  Accumulated other comprehensive income             (1,369)        (1,245)
                                                 -----------    -----------
     Total shareholders' equity                       5,469          5,538
                                                 -----------    -----------
Total liabilities and shareholders' equity          $10,320        $10,380
                                                 ===========    ===========

                          See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All U.S. dollar amounts in millions, except per-share data)


A - INTERIM CONSOLIDATED FINANCIAL STATEMENTS



The consolidated financial information presented herein is unaudited, other than the condensed consolidated balance sheet at December 31, 1997, which is derived from audited financial statements. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in the company's latest annual report on Form 10-K.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of theresults for interim periods. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for theyear.

Certain 1997 amounts, as presented herein, differ from amounts presented in the 1997 annual report. The changes result from the reclassification of $72 from noncurrent assets to goodwill and other intangibles to better reflect the nature of the related assets





B - INVENTORIES
                                                     March 31,   December 31,
                                                        1998          1997
                                                    ----------   -----------
    Estimated replacement cost (FIFO basis):
    Pharmaceutical and other finished products         $  468        $  500
    Raw materials, supplies and work-in-process           639           618
                                                    ----------   ----------
                                                        1,107         1,118
    Less reduction to LIFO cost                          (154)         (160)
                                                    ----------   ----------
                                                       $  953        $  958
                                                    ==========   ==========

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $468 at March 31, 1998, and $416 at December 31, 1997.


C - CONTINGENT LIABILITIES

The consolidated balance sheets include accruals for estimated product, litigation, and environmental liabilities. The latter includes exposures related to discontinued operations, including the industrial chemical facility and several sites which, under the Comprehensive Environmental Response, Compensation, and Liability Act, are commonly known as Superfund sites (see Note D). The company's ultimate liability in connection with those sites depends on many factors, including the number of other responsible parties and their financial viability and the remediation methods and technology to be used. Actual costs to be incurred may vary from the estimates given inherent uncertainties in evaluating environmental exposures.

With regard to the company's discontinued industrial chemical facility in North Haven, Connecticut, as the corrective action process progresses, it may become appropriate to reevaluate the existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required but it is not possible to determine what, if any, exposure exists at this time.


D - LITIGATION

The company is involved in a number of legal and environmental proceedings. These include a substantial number of product liability suits claiming damages as a result of the use of the company's products, including a number of cases involving Halcion, and administrative and judicial proceedings at approximately 50 "Superfund" sites.

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

Actions have been filed in 14 states and the District of Columbia on behalf of proposed consumer classes seeking damages based on the same alleged conduct. The courts in California and the District of Columbia have certified the proposed consumer classes. After removal, the Federal District Court denied certification of a proposed Alabama consumer class, but a similar action was later remanded to the state court where it is pending. The state courts in Maine, Michigan, and Minnesota denied certification of a consumer class, and plaintiffs' appeals are pending. The state courts in Colorado, New York, and Washington dismissed complaints on behalf of proposed consumer classes. Plaintiffs appealed the dismissal in Washington and New York, and those appeals are pending. Similar actions by proposed consumer classes are pending in the state courts of Arizona, Florida, Kansas, North Carolina, Tennessee, and Wisconsin. Furthermore, the U.S. Federal Trade Commission has instituted an inquiry into whether pharmaceutical companies, including the company, may have violated federal antitrust laws in connection with establishing prices and rebates.

The company believes that any potential liability above amounts accrued will not have a material adverse effect on the company's consolidated financial position or the company's results of operations or liquidity.


E - RESTRUCTURING

In 1997, the company recorded restructuring accruals which included estimated costs of $316 associated with the global turnaround program. The accruals reflected employee separation and facility closure costs that will be incurred as part of the global plan to simplify infrastructure and eliminate duplication of resources in manufacturing, administration, and research and development. At March 31, 1998, the remaining accrual amounted to $240. Additional restructuring charges will be recognized in 1998 when all remaining elements of the turnaround program are finalized and announced. Expenditures related to the restructuring charges are expected to be substantially completed by the end of 2000.


F - BIOTECH

In August 1997, the company merged its biotechnology supply business, Pharmacia Biotech, with Amersham Life Science, a division of Amersham International plc, in a noncash transaction that did not result in the recognition of a gain or loss. The merger created a new company, Amersham Pharmacia Biotech Ltd. Pharmacia & Upjohn owns 45 percent of the new company which is accounted for using the equity method. The related caption on the consolidated statement of earnings represents the company's share of Amersham Pharmacia Biotech's earnings.


G - CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1998, the company adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The statement requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs, and capitalized interest. Prior to adoption of SOP 98-1, the company expensed these costs as incurred. The effect of this change in accounting principle on consolidated earnings during the current period is immaterial.


H - COMPREHENSIVE INCOME

Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all nonowner changes in equity and equals net earnings plus other comprehensive income. For the company, other comprehensive income consists of currency translation adjustments and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive income is shown on the consolidated balance sheets and represents the accumulated balance of currency translation adjustments and unrealized gains and losses on available-for-sale securities as of March 31, 1998. Total comprehensive income for the three months ended March 31, 1998, and March 31, 1997, was $65 and $(95), respectively.


I - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to holders of common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed assuming the exercise of all stock options that are beneficial to the recipients, conversion of all preferred stock, and the issuance of stock as incentive compensation to certain employees. Under these assumptions, the weighted-average number of common shares outstanding is increased accordingly, and net earnings is reduced by an incremental contribution to the Employee Stock Ownership Plan (ESOP). This contribution is the after-tax difference between the income the ESOP would have received from the preferred stock and the assumed dividend yield to be earned on the common shares.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

For the three months ended March 31,       1998      1998      1997      1997
                                          Basic    Diluted    Basic    Diluted
                                         -------   -------   -------   -------
EPS numerator:
Net earnings                              $ 189     $ 189     $ 194     $ 194
Less: Preferred stock dividends,
  net of tax                                 (3)        -        (3)        -
Less: ESOP contribution, net of tax           -        (1)        -        (1)
                                         -------   -------   -------   -------
Income available to common shareholders   $ 186     $ 188     $ 191     $ 193
                                         =======   =======   =======   =======

EPS denominator:
Average common shares outstanding           507       507       508       508
Effect of dilutive securities:
       Stock options                          -         3         -         3
       Convertible preferred stock and
         incentive compensation               -        11         -        11
                                        -------   -------   -------   -------
Total shares                                507       521       508       522
                                        =======   =======   =======   =======

Earnings per share                         $.37      $.36      $.38      $.37
                                        =======   =======   =======   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW

OVERVIEW OF CONSOLIDATED RESULTS

The table below provides an overview of consolidated results in millions of U.S. dollars, except per-share data.
                                                1998     Percent Chg.   1997
                                              --------   -----------  --------
Sales                                         $1,586       (3.0)%     $1,635
Operating income                                 261       (4.5)         274
Earnings before income taxes                     277       (5.7)         294
Net earnings                                     189       (2.8)         194
Net earnings per common share:  Basic         $  .37       (2.6)      $  .38
                                Diluted       $  .36       (2.7)      $  .37

When comparing operating performance for the first quarter of 1998 to that of 1997, the partial divestiture of the company's biotechnology supply business as well as the negative impact of currency exchange rate fluctuations should be considered. The change in ownership structure of Pharmacia Biotech from a wholly-owned subsidiary to an equity affiliate in August 1997 affected the quarter-to-quarter comparison of sales and operating expenses. Excluding Biotech, consolidated sales increased by 3 percent. On the same basis, operating costs and expenses increased by 5 percent. In addition, the continued strengthening of the U.S. dollar against most major Asian and European currencies in 1998 resulted in significant negative exchange effects on sales and earnings. Excluding exchange, net earnings increased by 5 percent. Excluding both exchange and Biotech, sales increased by 8 percent.

NET SALES

Excluding Biotech, consolidated sales growth of 3 percent represented a 7 percent volume increase, a 1 percent price increase, and a 5 percent negative exchange impact. Sales growth was led by the U.S. market with a 20 percent increase over the prior year period. Consistent with the company's accelerated U.S. growth strategy, sales in the U.S. represented an increasingly larger percentage of worldwide sales at 36 percent in the first quarter compared to 31 percent in the same period in 1997. Outside the U.S., most major markets recorded solid growth in local currency as quantified in the table below. Japan sales fell for several reasons as further discussed below. Excluding Japan, sales outside the U.S. grew 8 percent in local currency. Sales performance by country shown below is based on location of customer and is in millions of U.S. dollars:
                                                Net        Percent
                                               Percent      Change
Three months ended March 31,        1998       Change      Excl.Ex.*    1997
Non-U.S.:                         --------     --------    --------   --------
  Japan                             $  126      (21.9)%     (18.1)%     $  161
  Italy                                108       (8.8)        0.2          119
  Germany                               97       (3.3)        5.9          100
  United Kingdom                        85       12.4        11.5           76
  Sweden                                71        4.4        22.3           68
  France                                67        2.5        11.0           65
  Spain                                 39      (17.4)       (9.4)          48
  Rest of world                        427        0.4         8.7          425
United States                          563       19.5        19.5          471
                                   --------    --------    --------   --------
Subtotal                             1,583        3.3         8.6        1,533
Biotech                                  3      (97.1)      (97.2)         102
                                   --------    --------    --------   --------
Consolidated sales                  $1,586       (3.0)%       2.1%      $1,635
                                   ========    ========    ========   ========

*Underlying growth equals percent change excluding currency exchange effects


PRODUCT SALES

New primary-care products, Detrusitol (Detrol in the U.S.) and Edronax, achieved key milestone dates in 1998 with U.S. FDA approval of Detrol in March and the filing of an New Drug Application with the FDA for Edronax in May. Detrusitol, a treatment for overactive bladder, was launched in Sweden in October 1997 and in major markets Germany and the U.K. in the first quarter of 1998. Edronax, the first in a new class of anti-depressants, was launched in the U.K. in July 1997 and is planned for launch in several additional European countries later in 1998. Although sales levels are still relatively low, both products have experienced promising early performances in launched markets.

A quarter-to-quarter consolidated net sales comparison of the company's top twenty human pharmaceutical products (including generic equivalents where applicable) and five associated businesses is provided in the table below. Underlying growth is represented by the percent change excluding currency exchange effects.

U.S. dollars in millions                         Net       Percent
                                                Percent     Change
Three months ended March 31,         1998       Change     Excl.Ex.*    1997
                                   --------    --------    --------   --------
Genotropin                           $   77     (14.4)%      (8.3)%     $   90
Xanax                                    75      15.1        21.3           65
Cleocin/Dalacin                          72       9.3        14.9           65
Xalatan                                  70     137.1       139.8           29
Medrol                                   65       5.4        12.0           62
Nicorette                                52      30.3        40.1           40
Depo-Provera                             51      25.7        28.0           41
Pharmorubicin                            46      (5.1)        2.4           49
Fragmin                                  44      12.7        21.1           39
Camptosar                                42       1.2         1.4           41
Healon                                   34       7.2        13.6           32
Rogaine                                  31       6.6         8.2           29
Micronase/Glynase                        31      41.1        41.1           22
Provera                                  26       5.3         6.6           24
Caverject                                22      21.3        29.0           18
Azulfidine/Salazopyrin                   22      (4.0)        1.8           23
Vantin                                   21     (27.7)      (27.7)          29
Halcion                                  19     (10.9)       (5.2)          21
Sermion                                  18      (8.1)       (1.0)          20
Adriamycin                               18      (7.3)       (2.1)          19
Other human pharmaceutical products     424      (5.4)        0.6          451
                                   --------    --------    --------   --------
Total human pharmaceutical products   1,260       4.3         9.8        1,209
Animal health                            88       1.9         5.2           86
Chemical & contract manufacturing        78      11.7        12.6           70
Diagnostics                              52      (2.6)        4.7           53
Nutrition                                89     (13.2)       (6.5)         103
Plasma                                   16      29.2        40.8           12
                                   --------    --------    --------   --------
Total sales excluding Biotech         1,583       3.3         8.6        1,533
 Biotech                                  3     (97.1)      (97.2)         102
                                   --------    --------    --------   --------
Consolidated sales                   $1,586      (3.0)%       2.1%      $1,635
                                   ========    ========     =======   ========

*Underlying growth equals percent change excluding currency exchange effects.

Xalatan, a novel glaucoma treatment, led new product sales growth in the first quarter both in the U.S. and Europe. Since its launch in 1996, Xalatan has attained a market leadership position in the U.S. with sales increasing $28 million over the first quarter of 1997. Xalatan sales increased $9 million across Europe where the product was launched during 1997; market shares range from 3 percent in France where the product was not reimbursed until April 1998 to 20 percent in Sweden.


Other new prescription products registering strong sales performances in the quarter included Mirapex, Fragmin, and Caverject. Mirapex, a new treatment for Parkinson's disease, was launched in the U.S. in July 1997 and achieved sales of $10 million in the first quarter of 1998. The product was approved in Europe in March and is expected to be launched in the U.K., Italy, and Spain in the second half of the year. Fragmin, an antithrombotic agent, attained worldwide volume growth of 25 percent in 1998. Increasing demand for Fragmin led to higher U.S. sales, while a new indication for unstable coronary artery disease drove growth in the U.K. Fragmin sales were flat in Japan due to more restrictive government health care policies as further discussed below. Caverject also recorded substantial growth in the first quarter with a 32 percent increase in worldwide volume. Sales declined in the U.S. but increased in all major European markets. In the short-term, intense competition is expected to negatively impact sales of Caverject. However, the success of competitors in expanding the market is ultimately anticipated to benefit Caverject, a treatment for erectile dysfunction with a particularly high efficacy rate.

Recent launches fueled the growth of Nicorette and Rogaine (Regaine outside the U.S.) in the first quarter. The Nicorette line of nicotine replacement therapy products grew 41 percent in worldwide volume driven by increasing U.S. demand for Nicorette Gum and the launch of the Nicorette Inhaler in the U.K. The launch of Rogaine Extra Strength for Men in the U.S. late in 1997 contributed to the 13 percent volume increase in Rogaine, the hereditary hair loss treatment. Rogaine sales also increased significantly in France and Sweden.

Genotropin and Vantin sales fell considerably in the quarter-to-quarter comparison. At the end of 1997, the company reacquired sales and marketing rights in Japan to Genotropin, a human growth hormone. Related to this agreement, the company repurchased a one-month supply of inventory from the Japan distributor in the first quarter which accounted for the majority of the comparative sales decrease. Performance in major European markets was mixed with double-digit growth in local currency in Germany and Sweden but declines in the U.K. and Spain. Genotropin achieved good growth in the U.S. where it has captured approximately one-third of new patient prescriptions. Sales of Vantin, a broad spectrum oral antibiotic, deteriorated in the first quarter due to both intense competition and a relatively mild flu season.
Furthermore, sales in the first quarter of 1997 were higher due to special incentives offered during that quarter and a more potent flu season.

A mandatory price decrease in Japan effective April 1 of this year dampened demand in the first quarter as purchases were delayed to take advantage of lower prices. In addition, economic pressures in Japan have led to government restrictions in health care reimbursements which have depressed the pharmaceutical market in general. These factors in combination with the weak yen negatively affected sales of several products for which Japan is a major market. Products particularly affected in the quarter-to-quarter comparison included Sermion, Pharmorubicin, and Azulfidine/Salazopyrin. Sermion is a treatment for senile dementia. Azulfidine is a treatment for inflammatory bowel disease and rheumatoid arthritis. Pharmorubicin, a cytostatic agent for the treatment of solid tumors and leukemias, also reported lower sales in Germany largely attributable to price competition.

Several products which have faced vigorous generic competition during prior years reported increases in the first quarter. The increase was principally due to weak performances in the first quarter of 1997 caused by year-end 1996 trade inventory accumulations in the U.S. These products included Xanax, an anxiolytic; Glynase and Micronase, oral anti-diabetes agents; Provera, a progestational product; Healon, a viscoelastic used for cataract surgery; and Medrol steroid products. Sales of Depo-Provera, the injectable contraceptive, also increased substantially in the U.S., partially due to the effect of the weaker 1997 first quarter, but also due to strong promotional efforts. A new direct-to-consumer television advertising campaign was launched in the middle of March.

Combined sales of the associated businesses exclusive of Biotech totaled $323 million, slightly down from $324 million in the first quarter of 1997. Excluding the negative impact of exchange, these sales increased by 4 percent. Good growth in Europe and the U.S. for Diagnostics was more than offset by government reimbursement restrictions and negative exchange effects in Japan, its largest market. Sales growth recorded by Chemical and Contract Manufacturing resulted primarily from increases in contracted Motrin business as well as inhalation steroids for use in the asthma/allergy market. ReFacto, a treatment for hemophilia A, drove Plasma sales higher in the first quarter. As previously mentioned, sales of Biotech subsequent to August 1997 are not reported in consolidated sales leading to a comparative sales decrease of approximately $100 million in the first quarter. Biotech is further discussed in Note F to the consolidated financial statements.

COSTS AND EXPENSES

Consolidated operating expenses, stated as a percentage of net sales, are provided in the table below. The 1997 percentages are also shown as if Biotech, formerly a consolidated subsidiary, were accounted for under the equity method in 1997 consistent with its accounting treatment in 1998. The following discussions are based on the comparison of 1998 percentages with the adjusted 1997 percentages.

First quarter ended March 31,            1998         1997           1997
                                          as        adjusted          as
                                       reported    for Biotech     reported
                                       --------    -----------     --------
Cost of products sold                    30.6%        30.3%          30.8%
Research and development                 17.2         17.8           17.3
Marketing, administrative and other      37.9         36.3           36.9
Operating income                         16.5         17.8           16.7

Cost of products sold increased as a percentage of sales due to an unfavorable quarter-to-quarter comparison in product mix and selling price. In addition, inflationary pressures on product costs outweighed improvements in production efficiencies. Offsetting these unfavorable factors was the net effect of currency exchange as the positive exchange impact on costs more than offset the negative impact on sales.

Research and development (R&D) spending declined as a percentage of sales, a direct result of the company's ongoing efforts to consolidate R&D resources to focus on selected projects. The company expects to continue to supplement its internal research base by entering into licensing agreements and other R&D collaborations. Spending during the first quarter supported the product filing of exemestane with the European Union for advanced breast cancer and the development activities related to filing a New Drug Application for Edronax with the U.S. FDA.

Marketing, administrative, and other (MA&O) expense increased as a percentage of sales primarily due to sales force expansions and increased product promotion in the U.S. and Europe, particularly for new products Detrusitol, Rogaine Extra Strength for Men, and Edronax. The comparative spending increase was partially offset by the favorable effects of exchange.

The company recorded $9 million in the first quarter of 1998 representing its share of Amersham Pharmacia Biotech's earnings. In August 1997, the company merged Pharmacia Biotech with Amersham Life Science. The merger created a new company, Amersham Pharmacia Biotech Ltd. Pharmacia & Upjohn owns 45 percent of the new company which is accounted for using the equity method.

In 1997, the company recognized charges of $316 million for the restructuring portion of its global turnaround program. In the latter half of 1998, the company expects to record less than $100 million in additional charges for this program and anticipates cash spending to approximate $100 million. In addition, the company expects to incur restructuring-related charges in 1998.


These charges, while not included in restructuring, relate to similar activities such as the establishment of a new global headquarters in New Jersey and asset relocations associated with the company's manufacturing rationalization program.

The estimated annual effective tax rate for 1998 is 32 percent. The effective tax rate for 1997 was 34 percent excluding the tax benefits related to nonrecurring items (31 percent inclusive of nonrecurring items). The lower 1998 estimated rate is the result of increased earnings in jurisdictions with lower tax rates.

COMPREHENSIVE INCOME

Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all nonowner changes in equity and equals net earnings plus other comprehensive income. For the company, other comprehensive income consists of currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income for the three months ended March 31, 1998, and March 31, 1997, was $65 and $(95), respectively. The difference between net earnings and other comprehensive income was largely related to unfavorable currency translation adjustments recorded in equity.

FINANCIAL CONDITION
                                                  March 31,     December 31,
                                                     1998            1997
                                                ------------    ------------
Working capital (U.S. dollars in millions)          $1,617          $1,639
Current ratio                                         1.58            1.61
Debt to total capitalization                         18.7%           15.7%

The company's working capital and current ratio decreased slightly as of the end of the first quarter as compared to the prior year-end due primarily to an increase in short-term debt. The increase in the percentage of debt to total capitalization reflected the higher short-term debt levels as well as a decline in shareholders' equity. The increase in negative currency translation adjustments recorded in equity caused much of this decline. As indicated below, net financial assets have decreased since year-end mainly due to the increase in short-term debt.

                                                  March 31,     December 31,
                                                     1998            1997
                                                ------------    ------------
Cash, equivalents and investments                   $1,843          $1,848
Short-term and long-term debt                        1,259           1,035
                                                   -------         -------
Net financial assets                                $  584          $  813
                                                   =======         =======

Net cash provided by first quarter 1998 operations decreased to $(22) million from $206 million. The decrease was attributable to the fact that changes in current assets and liabilities were predominantly uses of cash in the first quarter of 1998 as compared to a mix of uses and sources in the same period in 1997. Income taxes payable, in particular, decreased in 1998 due to large tax payments in Sweden while this liability materially increased in the prior year. Other significant uses of cash were expenditures for property, plant, and equipment (capital) and the company's quarterly dividend. Capital expenditures of $93 million largely represented spending on manufacturing facilities in the U.S., Belgium, Puerto Rico, and Sweden. Major sources of cash in the quarter included short-term debt and the net proceeds from the sale of investments. The company's future cash provided by operations and borrowing capacity are expected to cover normal operating cash flow needs, planned capital acquisitions, and dividend payments that may be approved by the board of directors for the foreseeable future.


LITIGATION

Various suits and claims arising in the ordinary course of business, primarily for personal injury alleged to have been caused by the use of the company's products, are pending against the company and its subsidiaries. The company also is involved in several administrative and judicial proceedings relating to environmental concerns, including actions brought by the U.S. Environmental Protection Agency and state environmental agencies for remedial cleanup at approximately 50 sites including site cleanup at the company's discontinued industrial chemical operations.

Based on information currently available and the company's experience with lawsuits of the nature of those currently filed or anticipated to be filed which have resulted from business activities to date, the amounts accrued for product and environmental liabilities are considered adequate. Although the company cannot predict and cannot make assurances with respect to the outcome of individual lawsuits, the ultimate liability should not have a material effect on its consolidated financial position; and unless there is a significant deviation from the historical pattern of resolution of such issues, the ultimate liability should not have a material adverse effect on the company's results of operations or liquidity.

The company is a party, along with many other U.S. drug manufacturers and wholesalers, in numerous related federal and state civil antitrust lawsuits brought by U.S. independent and chain retail pharmacies and consumers. These suits claim violations of antitrust and pricing laws as a result of the defendants providing discounts and rebates to allegedly favored managed care customers that were not offered to the plaintiffs. Several of the suits are class actions. The federal cases have been consolidated in federal court in Chicago, Illinois. The company believes it has meritorious defenses, and although potential liability cannot presently be estimated, a majority of the defendants in this class action (not including the company) have agreed to $10 million to $60 million settlement of claims per defendant in this action. The company believes that any potential liability above amounts accrued will not have a material adverse effect on the company's consolidated financial position or the company's results of operations or liquidity. Further discussion of current litigation matters is provided in Note D to the consolidated financial statements.

CONTINGENT LIABILITIES

The company's estimate of the ultimate cost to be incurred in connection with environmental situations could change due to uncertainties at many sites with respect to potential cleanup remedies, the estimated cost of cleanup, and the company's share of a site's cost. With regard to the company's discontinued industrial chemical facility in North Haven, Connecticut, as the corrective action process progresses, it may become appropriate to reevaluate the existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required but it is not possible to determine what, if any, exposure exists at this time.

OTHER ITEMS

The company's global program to address the year 2000 date recognition problem continued to make progress toward its ultimate goal to ensure the millennium event does not have a material adverse effect on its business operations. Repair and replacement projects are currently underway and are anticipated to be completed by the end of 1998 for most business-critical systems and by mid-1999 for remaining business-critical systems. The company believes that by meeting the objectives of its Year 2000 Program, the date recognition problem will not have a material adverse effect on the company's consolidated financial position or its results of operations or liquidity.

In 1998, the company adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 98-1, "Accounting for the


Costs of Computer Software Developed or Obtained for Internal Use". The statement requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs, and capitalized interest. Prior to adoption of SOP 98-1, the company expensed these costs as incurred. The effect of initially applying the provisions of SOP 98-1 was not material to the consolidated financial statements.

The AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" in 1998. The SOP requires start-up costs and organization costs to be expensed as incurred. The SOP is effective beginning in 1999 and will be adopted by the company at that time. Currently, the company is evaluating adoption of the statement but does not anticipate its impact to be material to the consolidated financial statements.

The company currently reports its operations as a single industry segment: pharmaceutical products. This industry designation includes human pharmaceutical (prescription and over-the-counter) products and five associated businesses. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments and will be adopted by the company in the fourth quarter of 1998. Assessment of the new standard is not yet concluded.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, such as statements concerning the company's anticipated financial or product performance, its ability to pay dividends, and other non-historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Since these statements are based on factors that involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others: sales and earnings projections; the effectiveness of and expense estimates related to future projects including restructuring plans and the Year 2000 date recognition problem; management's ability to make further progress under the company's global turnaround program; the company's ability to successfully market new and existing products in new and existing domestic and international markets; the success of the company's research and development activities and the speed with which regulatory authorizations and product rollouts may be achieved; fluctuations in currency exchange rates; the effects of the company's accounting policies and general changes in generally accepted accounting practices; the company's exposure to product liability lawsuits and contingencies related to actual or alleged environmental contamination; the company's exposure to antitrust lawsuits; social, legal and political developments, especially those relating to health care reform and product liabilities; general economic and business conditions; the company's ability to attract and retain current management and other employees of the company; and other risks and factors detailed in the company's other Securities and Exchange Commission filings, including its Proxy Statement and Annual Report on Form 10-K for the year ended December 31, 1997.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)(i)   Exhibit A - Report of Independent Accountants (page 19).

         (a)(ii)  Exhibit 12 - Ratio of Earnings to Fixed Charges (page 20).

         (a)(iii) Exhibit 15 - Awareness of Coopers & Lybrand L.L.P.
                  (page 21).

         (a)(iv)  Exhibit 27 - Financial Data Schedule (EDGAR filing only).

         (b) Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PHARMACIA & UPJOHN, INC.
                                        (Registrant)


DATE:  May 13, 1998                     /S/C. G. Coughlin
                                           C. G. Coughlin
                                           Executive Vice President
                                           and Chief Financial Officer



DATE:  May 13, 1998                     /S/R.T. Collier
                                           R. T. Collier
                                           Senior Vice President
                                           and General Counsel