Form 10-Q
period 1998-06-30
PHARMACIA & UPJOHN INC
filed 1998-08-13
CIK 949573

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1998

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


The number of shares of Common Stock, $1 Par Value, outstanding as of
July 31, 1998              was 508,045,682.

                          Page 1 of 20 pages
             The exhibit index is set forth on page 19.

                     QUARTERLY REPORT ON FORM 10-Q

                        PHARMACIA & UPJOHN, INC.

                      QUARTER ENDED JUNE 30, 1998


                INDEX OF INFORMATION INCLUDED IN REPORT

                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Statements of Earnings                          3

              Condensed Consolidated Statements of Cash Flows              4

              Condensed Consolidated Balance Sheets                        5

              Notes to Consolidated Financial Statements                   6

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10

  Item 3.     Quantitative and Qualitative Disclosures About
                Market Risk                                               18


Part II - OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                            19

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

For the Six Months Ended June 30
(in millions of U.S. dollars, except per-share data)
                                                            Unaudited
                                      --------------------------------------------------
                                           For Three Months           For Six Months
                                           Ended June 30,             Ended June 30,
                                      -----------------------     -----------------------
                                          1998         1997          1998         1997
                                       ----------   ----------    ----------   ----------
Net sales                               $1,654       $1,703        $3,240       $3,338
Other revenue                               37           35            63           62
                                       ----------   ----------    ----------   ----------

     Operating revenue                   1,691        1,738         3,303        3,400

Cost of products sold                      493          550           978        1,053
Research and development                   292          281           566          564
Marketing, administrative and other        717          652         1,318        1,254
Biotech                                     (9)           -           (18)           -
                                       ----------   ----------    ----------   ----------

     Operating income                      198          255           459          529

Interest income                             21           25            45           54
Interest expense                            (5)         (11)          (11)         (18)
All other, net                               2            1             -           (1)
                                       ----------   ----------    ----------   ----------

Earnings before income taxes               216          270           493          564
Provision for income taxes                  70           92           158          192
                                       ----------   ----------    ----------   ----------

Net earnings                            $  146       $  178        $  335       $  372
                                       ==========   ==========    ==========   ==========

Earnings per common share:

  Basic                                      $.28         $.34          $.65         $.72

  Diluted                                    $.28         $.34          $.64         $.71



                                  See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30
(in millions of U.S. dollars)

                                                              Unaudited
                                                        --------------------
                                                          1998        1997
                                                        --------    --------
Net cash provided by operations                          $ 234       $ 533
                                                        --------    --------
Cash flows (required) provided by investment activities:
  Acquisition of subsidiaries                               -          (34)
  Additions of properties                                 (221)       (224)
  Proceeds from sales of properties                          5          36
  Purchases of intangibles                                  (6)          -
  Purchases of investments                                (336)       (363)
  Proceeds from sales of investments                       582         647
  Other                                                      -         (10)
                                                        --------    --------
Net cash provided by investment activities                  24          52
                                                        --------    --------
Cash flows provided (required) by financing activities:
  Proceeds from issuance of debt                            14          30
  Repayment of debt                                       (147)        (16)
  Payments of ESOP debt                                    (16)        (12)
  Net increase (decrease) in debt with initial maturity
    of 90 days or less                                     377         123
  Dividend payments                                       (283)       (284)
  Purchases of treasury stock                              (31)        (63)
  Proceeds from exercise of stock options                   25          10
  Other                                                      -         (20)
                                                        --------    --------
Net cash (required) by financing activities                (61)       (232)
                                                        --------    --------
Effect of exchange rate changes on cash                     (3)        (13)
                                                        --------    --------
Net change in cash and cash equivalents                    194         340

Cash and cash equivalents, beginning of year               775         641
                                                        --------    --------
Cash and cash equivalents, end of period                $  969      $  981
                                                        ========    ========


                            See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)
                                                    June 30,      December 31,
                                                      1998            1997
                                                   -----------    -----------
                                                   (unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents                         $   969        $   775
  Short-term investments                                317            539
  Trade accounts receivable, less allowance
    of $89 (1997: $89)                                1,329          1,303
  Inventories                                         1,000            958
  Other current assets                                  841            752
                                                   -----------    -----------
     Total current assets                             4,456          4,327
                                                   -----------    -----------
Long-term investments                                   581            534
                                                   -----------    -----------
Goodwill and other intangible assets, net             1,273          1,287
                                                   -----------    -----------
Properties, net                                       3,268          3,306
                                                   -----------    -----------
Other noncurrent assets                                 785            926
                                                   -----------    -----------
Total assets                                        $10,363        $10,380
                                                   ===========    ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including current
    maturities of long-term debt                    $   644        $   401
  Other current liabilities                           2,211          2,287
                                                   -----------    -----------
     Total current liabilities                        2,855          2,688
                                                   -----------    -----------
Long-term debt and guarantee of ESOP debt               601            634
                                                   -----------    -----------
Other noncurrent liabilities                          1,431          1,520
                                                   -----------    -----------

Shareholders' equity:
  Preferred stock, one cent par value;
    authorized 100,000,000 shares; issued
    Series A convertible 6,919 shares
    (1997: 6,996 shares) at stated value                279            282
  Common stock, one cent par value;
    authorized 1,500,000,000 shares, issued
    508,647,507 shares                                    5              5
  Capital in excess of par value                      1,410          1,440
  Retained earnings                                   5,418          5,364
  ESOP-related accounts                                (246)          (260)
  Treasury stock                                        (34)           (48)
  Accumulated other comprehensive income             (1,356)        (1,245)
                                                   -----------    -----------
     Total shareholders' equity                       5,476          5,538
                                                   -----------    -----------
Total liabilities and shareholders' equity          $10,363        $10,380
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

Certain 1997 amounts, as presented herein, differ from amounts presented in the 1997 annual report. The changes result from the reclassification of $72 from noncurrent assets to goodwill and other intangibles to better reflect the nature of the related assets.

B - INVENTORIES
                                                      June 30,    December 31,
                                                        1998          1997
                                                     ----------   -----------
    Estimated replacement cost (FIFO basis):
    Pharmaceutical and other finished products        $   538        $  500
    Raw materials, supplies and work-in-process           616           618
                                                     ----------    ---------
                                                        1,154         1,118
    Less reduction to LIFO cost                          (154)         (160)
                                                     ----------    ----------
                                                      $ 1,000        $  958
                                                     ==========    ==========

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $535 at June 30, 1998, and $416 at December 31, 1997.

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

With regard to the company's discontinued industrial chemical facility in North Haven, Connecticut, the company may soon be required to submit a corrective measures study report to the U.S. Environmental Protection Agency. As the corrective action process progresses, it may become appropriate to reevaluate the existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required but it is not possible to determine what, if any, exposure exists at this time.


D - LITIGATION

The company is involved in a number of legal and environmental proceedings. These include a substantial number of product liability suits claiming damages as a result of the use of the company's products, including a number of cases involving Halcion, and administrative and judicial proceedings at approximately 50 "Superfund" sites.

While it is not possible to predict or determine the outcome of legal actions brought against the company, or the ultimate cost of environmental matters, the company continues to believe that any potentially unaccrued costs and liabilities associated with such matters will not have a material adverse effect on the company's consolidated financial position, and unless there is a significant deviation from the historical pattern of resolution of these issues, there should not be a material adverse effect on the company's results of operations or liquidity.

The company has been a party along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, some of which were consolidated and transferred to the Federal District Court for the Northern District of Illinois. These suits, brought by independent pharmacies and chains, generally allege unlawful conspiracy, price discrimination and price fixing and, in some cases, unfair competition, and specifically allege that the company and the other named defendants violated the following: (1) the Robinson-Patman Act by giving substantial discounts to hospitals, nursing homes, mail-order pharmacies and health maintenance organizations ("HMOs") without offering the same discounts to retail drugstores, and (2) Section I of the Sherman Antitrust Act by entering into illegal vertical combination with other manufacturers and wholesalers to restrict certain discounts and rebates so they benefited only favored customers. The Federal District Court for the Northern District of Illinois certified a national class of retail pharmacies in November 1994. Similar actions by proposed retailer classes have been filed in the state courts of Alabama, California, Minnesota, Mississippi, and Wisconsin. Eighteen class action lawsuits seeking damages based on the same alleged conduct have been filed in 14 states and the District of Columbia. The plaintiffs claim to represent consumers who purchased prescription drugs in those jurisdictions and four other states. Two of the lawsuits have been dismissed.

The company announced in July that it has reached a settlement with the plaintiffs in the federal class action cases. The company believes that any potential remaining liability above amounts accrued will not have a material adverse effect on the company's consolidated financial position, its results of operations, or liquidity.


E - RESTRUCTURING

In 1997, the company recorded restructuring accruals which included estimated costs of $316 associated with the global turnaround program. The accruals reflected employee separation and facility closure costs that will be incurred as part of the global plan to simplify infrastructure and eliminate duplication of resources in manufacturing, administration, and research and development. At June 30, 1998, the remaining accrual amounted to $207. Additional restructuring charges are expected to be recognized in 1998 when all remaining elements of the turnaround program are finalized and announced. Expenditures related to the restructuring charges are expected to be substantially completed by the end of 2000.


F - BIOTECH

In August 1997, the company merged its biotechnology supply business, Pharmacia Biotech, with Amersham Life Science, a division of Amersham International plc, in a noncash transaction that did not result in the recognition of a gain or loss. The merger created a new company, Amersham Pharmacia Biotech Ltd. Pharmacia & Upjohn owns 45 percent of the new company which is accounted for using the equity method. The related caption on the consolidated statement of earnings primarily represents the company's share of Amersham Pharmacia Biotech's pretax earnings.


G - CHANGES IN ACCOUNTING PRINCIPLES

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The company will adopt SFAS No. 133 as required no later than January 1, 2000, and is currently assessing the impact of adoption on its financial position, results of operations, and liquidity.


H - COMPREHENSIVE INCOME

Effective January 1, 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all nonowner changes in equity and equals net earnings plus other comprehensive income. Accumulated other comprehensive income for the company is shown on the consolidated balance sheets and represents the accumulated balance of currency translation adjustments and unrealized gains and losses on available-for-sale securities as of June 30, 1998, and December 31, 1997. Total comprehensive income for the three months ended June 30, 1998, and June 30, 1997, was $159 and $161, respectively. Total comprehensive income for the six months ended June 30, 1998, and June 30, 1997, was $224 and $47, respectively.


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

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

For the second quarter ended June 30,      1998      1998      1997      1997
                                          Basic    Diluted    Basic    Diluted
                                         -------   -------   -------   -------
EPS numerator:
Net earnings                              $ 146     $ 146     $ 178     $ 178
Less: Preferred stock dividends,
  net of tax                                 (3)        -        (3)        -
Less: ESOP contribution, net of tax           -        (1)        -        (1)
                                         -------   -------   -------   -------
Income available to common shareholders   $ 143     $ 145     $ 175     $ 177
                                         =======   =======   =======   =======

EPS denominator:
Average common shares outstanding           508       508       508       508
Effect of dilutive securities:
       Stock options                          -         4         -         2
       Convertible preferred stock and
         incentive compensation               -        10         -        11
                                         -------   -------   -------   -------
Total shares                                508       522       508       521
                                         =======   =======   =======   =======

Earnings per share                         $.28      $.28      $.34      $.34
                                         =======   =======   =======   =======


For six months ended June 30,              1998      1998      1997      1997
                                          Basic    Diluted    Basic    Diluted
                                         -------   -------   -------   -------
EPS numerator:
Net earnings                              $ 335     $ 335     $ 372     $ 372
Less: Preferred stock dividends,
  net of tax                                 (6)        -        (6)        -
Less: ESOP contribution, net of tax           -        (2)        -        (2)
                                         -------   -------   -------   -------
Income available to common shareholders   $ 329     $ 333     $ 366     $ 370
                                         =======   =======   =======   =======

EPS denominator:
Average common shares outstanding           508       508       508       508
Effect of dilutive securities:
       Stock options                          -         3         -         3
       Convertible preferred stock and
         incentive compensation               -        11         -        11
                                         -------   -------   -------   -------
Total shares                                508       522       508       522
                                         =======   =======   =======   =======

Earnings per share                         $.65      $.64      $.72      $.71
                                         =======   =======   =======   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW

OVERVIEW OF CONSOLIDATED RESULTS

The table below provides an overview of consolidated results in millions of U.S. dollars, except per-share data.

                                   Second Quarter            Six Months
                              -----------------------  -----------------------
                                      Percent                  Percent
                                1998  Change     1997    1998  Change     1997
                              ------  -------  ------  ------  -------  ------
Sales                         $1,654   (2.9)%  $1,703  $3,240   (2.9)%  $3,338
Operating Income                 198  (22.3)      255     459  (13.1)      529
Earnings before income taxes     216  (20.2)      270     493  (12.6)      564
Net Earnings                     146  (17.8)      178     335  (10.0)      372
Net earnings per common share:
  Basic                        $0.28  (17.6)    $0.34   $0.65   (9.7)    $0.72
  Diluted                      $0.28  (17.6)    $0.34   $0.64   (9.9)    $0.71

When comparing operating performance for the second quarter and first half of 1998 to the same periods in 1997, three events should be considered: the settlement of the retail pharmacy lawsuit; the partial divestiture of the company's biotechnology supply business; and the negative impact of currency exchange rate fluctuations. In July, the company reached a settlement of $103 million in a federal class-action lawsuit filed in 1993 on behalf of retail pharmacies. As a result of the settlement, the company increased its litigation reserves by $61 million, resulting in an after-tax charge of $41 million or $0.08 per share in the second quarter of 1998. In addition, the change in ownership structure of Pharmacia Biotech from a wholly-owned subsidiary to an equity affiliate in August 1997 affected the period-to-period comparison of operating performance as did the comparative strength of the U.S. dollar against most major Asian and European currencies.

Excluding negative exchange effects, Biotech, and the litigation charge, consolidated sales increased 7 percent in the second quarter and 8 percent year-to-date largely due to increased demand for new products, particularly in the U.S. On the same basis, operating expenses increased 12 percent in the quarter and 11 percent in the first half primarily attributable to investments in new product launches and sales force expansions. Net earnings on this more comparable basis increased 13 percent in the second quarter and 7 percent in the first six months.

NET SALES

Excluding Biotech, consolidated sales growth of 3 percent in the second quarter represented a 7 percent volume increase and a 4 percent negative exchange impact over the second quarter of 1998. On the same basis, the 3 percent year-to-date sales growth represented an 8 percent volume increase and a 5 percent negative exchange effect. Sales growth was led by the U.S. market with an 18 percent increase in the second quarter and a 20 percent increase in the first six months. Consistent with the company's accelerated U.S. growth strategy, sales in the U.S. represented an increasingly larger percentage of worldwide sales at 35 percent in the second quarter and first half compared to 30 percent in the same periods in 1997, excluding Biotech. Outside the U.S., most major markets recorded growth in local currency as quantified in the table below. Lower diagnostics and nutrition sales in Sweden depressed overall second quarter performance in this country. Japan sales fell for several reasons as further discussed in the "Product Sales" section below. Excluding Japan, sales outside the U.S. grew 5 percent in local currency in the second quarter and 6 percent year-to-date. Sales performance by country in the following table is based on location of customer and is in millions of U.S. dollars:


                             Second Quarter                    Six Months
                     -------------------------------  ------------------------------
                               Net    % Chg                    Net    % Chg
                             Percent  Excl.                  Percent  Excl.
                      1998   Change   Curr.*   1997    1998  Change   Curr.*   1997
Non-U.S.:            ------  -------  ------- ------  ------ -------  ------- ------
  Japan              $  138  (20.1)%  (12.3)% $  172  $  264 (21.0)%  (14.7)% $  334
  Italy                 118   (5.3)     1.6      125     227  (6.4)     1.3      242
  Germany               101   (5.3)     1.1      107     198  (4.3)     3.6      207
  United Kingdom         88   12.4     11.7       78     173  14.5     14.0      151
  Sweden                 73  (10.7)    (6.0)      81     143  (6.9)    (0.4)     154
  France                 69   10.4     17.4       62     136   4.1     12.0      130
  Spain                  43   (8.8)    (1.7)      47      82 (13.1)    (5.5)      94
  Rest of World         444    0.3      5.9      444     873   0.0      7.3      873
United States           577   18.5     18.5      487   1,139  19.9     19.9      951
                     ------  -------  ------- ------  ------ -------  ------- ------
Subtotal              1,651    3.0      7.0    1,603   3,235   3.1      7.8    3,136
Biotech                   3  (97.5)   (97.5)     100       5 (97.3)   (97.3)     202
                     ------  -------  ------- ------  ------ -------  ------- ------
Consolidated sales   $1,654   (2.9)%    0.9%  $1,703  $3,240  (2.9)%    1.5%  $3,338
                     ======  =======  ======= ======  ====== =======  ======= ======

*Underlying growth equals percent change excluding currency exchange effects.


PRODUCT SALES

New primary-care products, Detrol (Detrusitol outside the U.S.) and Edronax, achieved key milestone dates in 1998 with U.S. FDA approval of Detrol in March and the filing of a New Drug Application with the FDA for Edronax in May. Detrol, a therapy for overactive bladder and its symptoms of urge, frequency and urge incontinence, was launched in Sweden in October 1997; in Germany and the U.K. in the first quarter of 1998; in the U.S. in April; and in other European markets in the second quarter for a total of 10 countries worldwide. The product has performed well, especially in the U.S., with sales of $21 million in the second quarter and $24 million year-to-date. Patent protection for Detrol extends through 2012 for the U.S. and 2009 for Europe and Japan. The anti-depressant Edronax, the first and only selective norepinephrine reuptake inhibitor, was launched in the U.K. in July 1997 and in selected European countries in the first half of 1998.

A period-to-period consolidated net sales comparison of the company's top twenty human pharmaceutical products (including generic equivalents where applicable) and five associated businesses is provided in the table below. Underlying growth is represented by the percent change excluding currency exchange effects.



                                 Second Quarter                 Six Months
                     -------------------------------  ------------------------------
                               Net    % Chg                    Net    % Chg
                             Percent  Excl.                  Percent  Excl.
                      1998   Change   Curr.*   1997    1998  Change   Curr.*   1997
                     ------  -------  ------- ------  ------ -------  ------- ------
Genotropin           $   95   (1.7)%     1.9% $   97  $  172  (7.8)%   (3.1)% $  186
Xanax                    77    7.5      13.4      72     153  14.2     19.8      134
Cleocin/Dalacin          75    2.8       7.0      73     146   3.7      8.4      141
Xalatan                  68   88.5      91.9      36     137 113.0    116.0       64
Medrol                   63    4.1      10.0      61     128   6.8     13.0      120
Depo-Provera             60   29.3      31.6      46     111  27.5     29.9       87
Nicorette                47   33.5      37.3      36     100  31.8     38.9       76
Fragmin                  48   14.1      21.1      42      92  13.3     21.0       81
Pharmorubicin            41  (12.3)     (7.3)     47      87  (9.1)    (2.9)      96
Camptosar                44   15.9      15.8      38      85   8.1      8.4       79
Healon                   36  (14.3)     (8.3)     42      70  (5.6)     0.2       74
Rogaine                  29  (16.5)    (15.4)     35      60  (6.1)    (4.7)      64
Micronase/Glynase        23   42.4      43.4      16      53  42.0     42.1       38
Provera                  25   14.4      19.4      22      50   8.9     13.9       46
Azulfidine/
  Salazopyrin            23   (8.5)     (4.9)     25      44  (6.8)    (1.8)      47
Halcion                  23   (4.2)      4.4      24      43  (5.3)     2.0       45
Caverject                19  (13.6)     (9.4)     21      41   2.8      8.2       40
Sermion                  20   (5.1)      1.9      21      38  (7.1)    (0.1)      41
Adriamycin               17  (24.6)    (22.5)     22      35 (16.5)   (13.2)      42
Vantin                    6  (15.9)    (15.3)      7      27 (25.3)   (25.2)      36
Other human pharma-
  ceutical products     466   (2.9)      0.6     480     894  (4.3)     0.9      934
                     ------  -------  ------- ------  ------ -------  ------- ------
Total human pharma-
  ceutical products   1,305    3.3       9.8   1,263   2,566   3.8      8.7    2,471
Animal health            99    5.4       7.5      94     187   3.7      6.3      180
Chemical & contract
  manufacturing          81   22.2      23.2      66     159  16.9     18.0      136
Diagnostics              54   (5.9)      0.3      57     106  (4.3)     2.4      111
Nutrition                91  (12.9)    (10.2)    104     180 (13.0)    (8.4)     207
Plasma                   21   12.0      16.2      19      37  18.6     25.7       31
                     ------  -------  ------- ------  ------ -------  ------- ------
Total sales
  excluding Biotech   1,651    3.0       7.0   1,603   3,235   3.1      3.1    3,136
Biotech                   3  (97.5)    (97.5)    100       5 (97.3)   (97.3)     202
                     ------  -------  ------- ------  ------ -------  ------- ------
Consolidated sales   $1,654   (2.9)%     0.9% $1,703  $3,240  (2.9)%    1.5%  $3,338
                     ======  =======  ======= ======  ====== =======  ======= ======

*Underlying growth equals percent change excluding currency exchange effects.



Xalatan led new product sales growth in the second quarter and first half of 1998 both in the U.S. and Europe. Since 1996, Xalatan has been launched in 40 markets worldwide. Demand for this novel glaucoma treatment has resulted in its market leadership position in the U.S. where year-to-date sales increased $42 million over the prior year. Sales increased $24 million across Europe where the product was launched throughout 1997. Patent protection for Xalatan extends through 2011 in the U.S. and 2009 in Europe and Japan.

Other human pharmaceutical products registering strong sales performances in 1998 included Mirapex, Nicorette, and Depo-Provera. Mirapex (Mirapexin outside the U.S.), a dopamine agonist used in the treatment of Parkinson's disease, was launched in the U.S. in July 1997 and achieved 1998 sales of $13 million in the second quarter and $23 million in the first half. The product was approved in Europe in the first quarter of 1998 and is expected to be launched in major European markets in September. Nicorette, a line of nicotine replacement therapy products, achieved a 39 percent increase in year-to-date sales excluding exchange. This growth, representing a 32 percent increase in volume and a 7 percent rise in prices, was led by Nicorette Gum and the Nicorette Inhaler in the U.S. and the U.K. Depo-Provera, the long-acting injectable contraceptive, attained a 30 percent increase in local currency year-to-date sales. The growth, driven by the U.S. and Bangladesh, was comprised of a 24 percent volume increase and a 6 percent price increase. Depo-Provera sales were higher in the U.S. due to weak demand in the first half of 1997. Strong promotional efforts initiated later in that year and in the first quarter of 1998 fueled subsequent growth. U.S. sales of Depo-Provera in the second half of 1998 are expected to grow at a lesser rate than in the first six months of the year.

Fragmin, an antithrombotic agent, and Camptosar, a treatment for advanced colorectal cancer, achieved solid growth in the quarter and first half. Year-to-date, Fragmin attained worldwide volume growth of 27 percent as prices fell 6 percent. Increasing demand for Fragmin led to higher U.S. sales, while a new indication for unstable coronary artery disease (UCAD) drove growth in the U.K. The company submitted a supplemental New Drug Application in May for the UCAD indication in the U.S. Despite volume growth of 7 percent in Japan, the largest market for Fragmin, sales fell 7 percent due to a mandatory price decrease and the weak yen. Camptosar sales rose 8 percent in the first six months representing a 6 percent price and 2 percent volume increase. June sales were notably strong following presentation of survival data at a recent meeting of the American Society of Clinical Oncology.

Worldwide sales of Genotropin, a human growth hormone, were up slightly in the second quarter in local currency. In Europe, a 9 percent year-to-date increase in volume was partially offset by a 5 percent negative exchange effect and a 1 percent price decrease. In the U.S., Genotropin achieved growth of 128 percent where the product currently captures over 40 percent of new patient prescriptions. In Japan, sales in the first half of the year were $26 million below the prior year due to the weak yen and the April 1 mandatory price decrease as further discussed below. In addition, at the end of 1997, the company reacquired sales and marketing rights to Genotropin in Japan. Related to this agreement, the company repurchased a one-month supply of inventory from the Japan distributor in the first quarter of 1998 which accounted for a portion of the comparative sales decrease. As a result of reacquiring the import license effective June 24, 1998, the company will be able to sell finished product through its distributors which will result in higher sales and profitability.

A mandatory price decrease in Japan effective April 1, 1998, and government restrictions in health care reimbursements have severely depressed the pharmaceutical market in this country. These factors in combination with the weak yen negatively impacted sales of several products for which Japan is a major market. In addition to Genotropin and Fragmin, products particularly affected in the period-to-period comparison included Sermion, Azulfidine/ Salazopyrin, Healon, and Pharmorubicin. Sermion is a treatment for senile dementia. Azulfidine is a treatment for inflammatory bowel disease and rheumatoid arthritis. Healon is a viscoelastic used in ophthalmic surgery. Pharmorubicin, an oncology product, also registered lower sales in Germany largely due to price competition and in Latin America due to loss of a contract in that region.

Vantin, Rogaine, and Caverject experienced declines in the second quarter. Sales of Vantin, a broad spectrum oral antibiotic, declined 25 percent year-to-date due to intense competition, a relatively mild 1998 flu season, and a change in sales detailing focus. In addition, Vantin sales in the prior year were especially strong due to both sales incentives offered and a more potent flu season. Rogaine (Regaine outside the U.S.), the hereditary hair loss treatment, also declined in the first six months. Strong growth in France and Sweden was more than offset by a decline in the U.S. where Rogaine Extra Strength for Men was launched late in 1997. Lower than expected demand resulted in excess trade inventories which may further depress sales recorded in the third quarter. Caverject sales declined in the second quarter but rose year-to-date compared to the same prior year periods. Intense U.S. competition caused sales there to decline; however, the success of competitors in expanding the market is ultimately anticipated to benefit Caverject, a treatment for erectile dysfunction with a particularly high efficacy rate. Caverject recorded double-digit percentage growth in all regions outside the U.S.

Several products which have faced vigorous generic competition during prior years reported increases in the first half of 1998. The increases were due in part to weak performances in the first half of 1997 caused by year-end 1996 trade inventory accumulations in the U.S. In addition, an expanded and revitalized sales force has fueled demand for these products which include Xanax, an anxiolytic; Glynase and Micronase, oral anti-diabetes agents; Provera, a progestational product; and Medrol steroid products.

The other businesses represented 21 percent of consolidated sales (exclusive of Biotech) and include Animal Health, Chemical & Contract Manufacturing, Diagnostics, Plasma, and Nutrition. Combined second quarter sales of these businesses totaled $346 million, up 2 percent from the second quarter of 1997. Excluding the negative impact of exchange, sales increased 5 percent. Sales in the first six months grew 4 percent in local currency. Diagnostics sales suffered from restrictions in government reimbursements and the weak yen in Japan, its largest market. Growth recorded by Chemical and Contract Manufacturing resulted primarily from increases in inhalation steroids for use in the asthma/allergy market. ReFacto, a treatment for hemophilia A, drove Plasma sales higher in the first half. As previously mentioned, sales of Biotech subsequent to August 1997 are not reported in consolidated sales leading to a comparative sales decrease of approximately $197 million in the first six months. Biotech is further discussed in Note F to the consolidated financial statements.

In accordance with its strategy to focus on higher-margin prescription pharmaceuticals, the company announced in June that it reached an agreement to sell its Nutrition business to Germany's Fresenius AG, a global supplier of dialysis products and services, hospital products, and home care products. To comply with local antitrust regulations, the company will retain its Nutrition activities in Germany.

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


                                   Second quarter                 Six Months
                              1998    1997 adj.  1997      1998    1997 adj.  1997
                               as       for       as        as       for       as
                            reported  Biotech  reported  reported  Biotech  reported
                            --------  -------- --------  --------  -------- --------
Cost of products sold        29.8%     32.0%     32.3%     30.2%     31.1%    31.5%
Research and development     17.7      16.9      16.5      17.5      17.4     16.9
Marketing, administrative
  and other                  43.3      37.8      38.3      40.7      37.0     37.6
Operating income             12.0      15.9      15.0      14.2      16.9     15.8



A favorable period-to-period comparison in product mix and selling price combined to drive cost of products sold lower as a percentage of sales. New products, representing an increasing percentage of sales, contributed a higher gross profit than older products in price competition with generics. Improvements in production efficiencies, increased production volumes, and the favorable effect of currency exchange on costs more than offset the negative currency impact on sales further reducing cost of products sold as a percentage of sales.

Research and development (R&D) spending increased as a percentage of sales in the second quarter and first half of 1998 as compared to the same periods in 1997. Excluding Biotech, R&D increased 8 percent in the second quarter and 4 percent in the first six months. The increase in both periods was primarily due to the increased level of Phase IV studies in support of product launches. R&D infrastructure costs were lower in 1998 due to efficiencies generated by the prior year restructuring. These savings were reinvested into strategic licensing agreements, other R&D collaborations to supplement the company's internal research base, and increased clinical spending on products in development. In the first quarter of 1998, the company acquired the rights to almotriptan, an anti-migraine compound, and entered into a collaboration to identify small molecule inhibitors of the Hepatitis C virus. In the second quarter, the company acquired the rights to new compounds for the treatment of diabetes and anxiety. Spending during the first quarter also supported the product filing of exemestane with the European Union for advanced breast cancer and the development activities related to filing a New Drug Application for Edronax with the U.S. FDA.

Marketing, administrative, and other (MA&O) expense increased as a percentage of sales primarily due to the previously mentioned $61 million increase in litigation reserves. Sales force expansions and increased product promotion in the U.S. and Europe, particularly for Detrol, Rogaine, and Edronax, also increased MA&O spending. The comparative spending increase was partially offset by the favorable effects of exchange and a decrease in general and administrative expense, a consequence of the 1997 restructuring.

The company recorded $18 million in the first half of 1998 representing its share of Amersham Pharmacia Biotech's pretax earnings. In August 1997, the company merged Pharmacia Biotech with Amersham Life Science. The merger created a new company, Amersham Pharmacia Biotech Ltd. Pharmacia & Upjohn owns 45 percent of the new company which is accounted for using the equity method. In August 1998, Amersham Pharmacia Biotech Ltd. announced it had entered into an agreement to acquire Molecular Dynamics, a leading provider of systems that accelerate genetic discovery and analysis.

In 1997, the company recognized charges of $316 million for the restructuring portion of its global turnaround program. In the latter half of 1998, the company expects to record less than $100 million in additional charges for this program. Cash spending during 1998 is anticipated to approximate $100 million. In addition, the company incurred $12 million in restructuring-related charges in 1998. These charges, while not included in restructuring, relate to similar activities such as the establishment of a new global headquarters in New Jersey and registration and validation costs associated with the company's manufacturing rationalization program. Management expects to record additional restructuring-related expenses during the latter half of 1998.

The estimated annual effective tax rate for 1998 is 32 percent. The effective tax rate for 1997 was 34 percent excluding the tax benefits related to nonrecurring items (31 percent inclusive of nonrecurring items). The lower 1998 estimated rate is the result of increased earnings in jurisdictions with lower tax rates.

COMPREHENSIVE INCOME

Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all nonowner changes in equity and equals net earnings plus other comprehensive income. For the company, other comprehensive income consists of currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income for the three months ended June 30, 1998, and June 30, 1997, was $159 million and $161 million, respectively. For the first six months, total comprehensive income was $224 million in 1998 and $47 million in 1997. The difference between net earnings and other comprehensive income was largely related to unfavorable currency translation adjustments recorded in equity.

FINANCIAL CONDITION
                                                   June 30,      December 31,
                                                     1998            1997
                                                 ------------    ------------
Working capital (U.S. dollars in millions)          $1,601          $1,639
Current ratio                                         1.56            1.61
Debt to total capitalization                         18.5%           15.7%

The company's working capital and current ratio decreased slightly as of the end of the second quarter as compared to the prior year-end due primarily to an increase in short-term debt. The increase in the percentage of debt to total capitalization reflects the higher short-term debt levels as well as a decline in shareholders' equity. The increase in negative currency translation adjustments recorded in equity caused essentially all of this decline. As indicated below, net financial assets have decreased since year-end mainly due to the increase in short-term debt.

                                                   June 30,      December 31,
                                                     1998            1997
                                                 ------------    ------------
Cash, equivalents and investments                   $1,867          $1,848
Short-term and long-term debt                        1,245           1,035
                                                    -------         -------
Net financial assets                                $  622          $  813
                                                    =======         =======

Net cash provided by operations for the first six months of 1998 decreased to $234 million from $533 million for the same period in 1997. The decrease was attributable to changes in current assets and liabilities being predominantly uses of cash in 1998 as compared to a mix of uses and sources in the first six months of 1997. Increases in trade accounts receivable and inventories in 1998, coupled with reductions in accounts payable and income taxes, represented a combined use of cash of $233 million. The same operating items in 1997 constituted a net source of cash of $108 million. Other significant uses of cash were expenditures for property, plant, and equipment (capital) and the company's quarterly dividend. Capital expenditures of $221 million largely represented spending on manufacturing facilities in the U.S., Belgium, Puerto Rico, and Sweden. Major sources of cash in the quarter included short-term debt and the net proceeds from the sale of investments. The company's future cash provided by operations and borrowing capacity are expected to cover normal operating cash flow needs, planned capital acquisitions, and dividend payments that may be approved by the board of directors for the foreseeable future.

LITIGATION

Various suits and claims arising in the ordinary course of business, primarily for personal injury alleged to have been caused by the use of the company's products, are pending against the company and its subsidiaries. The company also is involved in several administrative and judicial proceedings relating to environmental concerns, including actions brought by the U.S. Environmental Protection Agency (EPA) and state environmental agencies for remedial cleanup at approximately 50 sites.

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

The company has been a party, along with many other U.S. drug manufacturers and wholesalers, in numerous related federal and state civil antitrust lawsuits brought by U.S. independent and chain retail pharmacies and consumers. These suits claim violations of antitrust and pricing laws as a result of the defendants providing discounts and rebates to allegedly favored managed care customers that were not offered to the plaintiffs. Several of the suits are class actions. The company announced in July that it has reached a settlement with plaintiffs in the federal class action cases that had been consolidated in federal court in Chicago, Illinois. The company believes that any potential remaining liability above amounts accrued will not have a material adverse effect on the company's consolidated financial position, its results of operations, or liquidity. Further discussion of current litigation matters is provided in Note D to the consolidated financial statements.

CONTINGENT LIABILITIES

The company's estimate of the ultimate cost to be incurred in connection with environmental situations could change due to uncertainties at many sites with respect to potential cleanup remedies, the estimated cost of cleanup, and the company's share of a site's cost. With regard to the company's discontinued industrial chemical facility in North Haven, Connecticut, the company may soon be required to submit a corrective measures study report to the EPA. As the corrective action process progresses, it may become appropriate to reevaluate the existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required but it is not possible to determine what, if any, exposure exists at this time.

OTHER ITEMS

The company's global program to address the year 2000 (Y2K) date recognition problem continued to make progress toward its ultimate goal to ensure the millennium event does not have a material adverse effect on its business operations. While the company is taking steps to remediate and replace internal information technology (IT) and embedded systems, and is actively working with critical external partners, there are many factors outside the company's control that could allow the Y2K problem to seriously disrupt its operations. For example, a widespread failure in the utilities industry could severely interrupt or halt the company's operations.

In the second quarter, management initiated a Y2K corporate risk management effort to develop a comprehensive risk and contingency management plan that will identify major risks and detail contingency plans for critical business processes across the company. Management anticipates completion of these plans by the end of 1998. Repair and replacement projects to ensure IT and embedded systems are Y2K-compliant are currently underway and are expected to be completed by the end of 1998 for many business-critical systems and by mid-1999 for remaining business-critical systems. Barring critical third-party failures, management believes that by meeting the objectives of its Y2K Program, the date recognition problem will not have a material adverse effect on the company's consolidated financial position, its results of operations, or liquidity.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The company will adopt SFAS No.133 as required no later than January 1, 2000, and is currently assessing the impact of adoption on its financial position, results of operations, and liquidity.

The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" in April 1998. The SOP requires start-up costs and organization costs to be expensed as incurred. The SOP is effective beginning in 1999 and will be adopted by the company at that time. Currently, the company is evaluating adoption of the statement but does not anticipate its impact to be material to the consolidated financial statements.

In March 1998, the company adopted the AICPA's SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The statement requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs, and capitalized interest. Prior to adoption of SOP 98-1, the company expensed these costs as incurred. The effect of initially applying the provisions of SOP 98-1 was not material to the consolidated financial statements.

The company currently reports its operations as a single industry segment: pharmaceutical products. This industry designation includes human pharmaceutical (prescription and over-the-counter) products and five associated businesses. In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments and will be adopted by the company in the fourth quarter of 1998. Assessment of the new standard is not yet concluded.

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



Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes from the disclosures in Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)(i)   Exhibit A - Report of Independent Accountants (page 21).

         (a)(ii)  Exhibit 12 - Ratio of Earnings to Fixed Charges (page 22).

         (a)(iii) Exhibit 15 - Awareness of PricewaterhouseCoopers (page 23).

         (a)(iv)  Exhibit 27 - Financial Data Schedule (EDGAR filing only).

         (b) Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PHARMACIA & UPJOHN, INC.
                                        (Registrant)


DATE:  August 13, 1998                  /S/C.J. Coughlin
                                        C. J. Coughlin
                                        Executive Vice President
                                        and Chief Financial Officer



DATE:  August 13, 1998                  /S/R.T. Collier
                                        R. T. Collier
                                        Senior Vice President
                                        and General Counsel