Form 10-Q
period 1998-09-30
PHARMACIA & UPJOHN INC
filed 1998-11-13
CIK 949573

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From           to

         _________________________________________________________


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

The number of shares of Common Stock, $1 Par Value, outstanding as of
October 30, 1998           was 508,051,850.

                          Page 1 of 24 pages
               The exhibit index is set forth on page 23

                       QUARTERLY REPORT ON FORM 10-Q

                         PHARMACIA & UPJOHN, INC.

                      QUARTER ENDED SEPTEMBER 30, 1998


                  INDEX OF INFORMATION INCLUDED IN REPORT

                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Statements of Earnings                          3

              Condensed Consolidated Statements of Cash Flows              4

              Condensed Consolidated Balance Sheets                        5

              Notes to Consolidated Financial Statements                   6

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       11

  Item 3.     Quantitative and Qualitative Disclosures About
                Market Risk                                               22


Part II - OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                            23

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions of U.S. dollars, except per-share data)


                                                            Unaudited
                                      --------------------------------------------------
                                           For Three Months           For Nine Months
                                          Ended September 30,        Ended September 30,
                                      -----------------------     -----------------------
                                          1998         1997          1998         1997
                                       ----------   ----------    ----------   ----------
Net sales                               $1,669       $1,551        $4,909       $4,889
Other revenue                               38           36           101           98
                                       ----------   ----------    ----------   ----------

     Operating revenue                   1,707        1,587         5,010        4,987

Cost of products sold                      515          476         1,493        1,529
Research and development                   272          268           838          832
Marketing, administrative and other        634          585         1,952        1,839
Biotech                                    (15)          31           (33)          31
Restructuring charges                        -          125             -          125
                                       ----------   ----------    ----------   ----------

     Operating income                      301          102           760          631

Interest income                             20           26            65           80
Interest expense                            (6)          (6)          (17)         (24)
All other, net                               7           (2)            7           (3)
                                       ----------   ----------    ----------   ----------

Earnings before income taxes               322          120           815          684
Provision for income taxes                 103           41           261          233
                                       ----------   ----------    ----------   ----------

Net earnings                            $  219       $   79        $  554       $  451
                                       ==========   ==========    ==========   ==========

Earnings per common share:

  Basic                                      $.42         $.15         $1.07         $.87

  Diluted                                    $.41         $.15         $1.05         $.86



                                  See accompanying notes

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

For the Nine Months Ended September 30
                                                              Unaudited
                                                        --------------------
                                                          1998        1997
                                                        --------    --------
Net cash provided by operations                          $ 641       $ 862
                                                        --------    --------
Cash flows (required) provided by investment activities:
  Acquisition of subsidiaries                                -         (34)
  Additions of properties                                 (373)       (354)
  Proceeds from sales of properties                         16          37
  Purchases of investments                                (409)       (584)
  Proceeds from sales of investments                       802         853
  Other                                                     (7)         18
                                                        --------    --------
Net cash provided (required) by investment activities       29         (64)
                                                        --------    --------
Cash flows provided (required) by financing activities:
  Proceeds from issuance of debt                            19          32
  Repayment of debt                                       (153)        (27)
  Payments of ESOP debt                                    (16)        (12)
  Net increase in debt with initial maturity
    of 90 days or less                                     155          18
  Dividend payments                                       (425)       (425)
  Purchases of treasury stock                              (57)        (84)
  Proceeds from exercise of stock options                   54          16
  Other                                                      -          10
                                                        --------    --------
Net cash (required) by financing activities               (423)       (472)
                                                        --------    --------
Effect of exchange rate changes on cash                    (17)        (41)
                                                        --------    --------
Net change in cash and cash equivalents                    230         285

Cash and cash equivalents, beginning of year               775         641
                                                        --------    --------
Cash and cash equivalents, end of period                $1,005      $  926
                                                        ========    ========


Noncash event:
In August 1997, the company exchanged the net assets of its biotechnology supply business, Biotech, having a carrying cost of approximately $194, for a 45 percent ownership interest in the newly formed Amersham Pharmacia Biotech.


                            See accompanying notes

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)
                                                   September 30,  December 31,
                                                      1998            1997
                                                   -----------    -----------
                    ASSETS                         (unaudited)
Current assets:
  Cash and cash equivalents                         $ 1,005        $   775
  Short-term investments                                182            539
  Trade accounts receivable, less allowance
    of $99 (1997: $89)                                1,312          1,303
  Inventories                                         1,005            958
  Other current assets                                  833            752
                                                   -----------    -----------
     Total current assets                             4,337          4,327
Long-term investments                                   459            534
Goodwill and other intangible assets, net             1,278          1,287
Properties, net                                       3,397          3,306
Other noncurrent assets                                 796            926
                                                   -----------    -----------
Total assets                                        $10,267        $10,380
                                                   ===========    ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including current
    maturities of long-term debt                    $   437        $   401
  Other current liabilities                           2,313          2,287
                                                   -----------    -----------
     Total current liabilities                        2,750          2,688
Long-term debt and guarantee of ESOP debt               558            634
Other noncurrent liabilities                          1,308          1,520
                                                   -----------    -----------
Shareholders' equity:
  Preferred stock, one cent par value; at
    stated value; authorized 100,000,000 shares;
    issued 6,889 shares (1997: 6,996 shares)            278            282
  Common stock, one cent par value;
    authorized 1,500,000,000 shares; issued
    508,648,707 shares (1997: 508,647,507 shares)         5              5
  Capital in excess of par value                      1,385          1,440
  Retained earnings                                   5,497          5,364
  ESOP-related accounts                                (246)          (260)
  Treasury stock                                        (17)           (48)
  Accumulated other comprehensive income             (1,251)        (1,245)
                                                   -----------    -----------
     Total shareholders' equity                       5,651          5,538
                                                   -----------    -----------
Total liabilities and shareholders' equity          $10,267        $10,380
                                                   ===========    ===========

                         See accompanying notes

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


B - INVENTORIES
                                                    September 30, December 31,
                                                        1998          1997
                                                     ----------   -----------
    Estimated replacement cost (FIFO basis):
    Pharmaceutical and other finished products        $   526        $  500
    Raw materials, supplies and work-in-process           633           618
                                                     ----------    ----------
                                                        1,159         1,118
    Less reduction to LIFO cost                          (154)         (160)
                                                     ----------    ----------
                                                      $ 1,005        $  958
                                                     ==========    ==========

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $414 at September 30, 1998, and $416 at December 31, 1997.


C - CONTINGENT LIABILITIES

The consolidated balance sheets include accruals for estimated product litigation and environmental liabilities. The latter includes exposures related to discontinued operations, including the industrial chemical facility and several sites which, under the Comprehensive Environmental Response, Compensation, and Liability Act, are commonly known as Superfund sites (see Note D). The company's ultimate liability in connection with Superfund sites depends on many factors, including the number of other responsible parties and their financial viability and the remediation methods and technology to be used. Actual costs to be incurred may vary from the estimates given the inherent uncertainties in evaluating environmental exposures.

With regard to the company's discontinued industrial chemical facility in North Haven, Connecticut, the company may soon be required to submit a corrective measures study report to the U.S. Environmental Protection Agency
(EPA). As the corrective action process progresses, it may become appropriate to reevaluate the existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required but it is not possible to determine what, if any, exposure exists at this time.


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

The company announced in July that it reached a settlement with the plaintiffs in the federal class action cases for $103. The company believes that any potential remaining liability above amounts accrued will not have a material adverse effect on the company's consolidated financial position, its results of operations, or liquidity.


E - RESTRUCTURING

In 1997, the company recorded an accrual of $316 for estimated restructuring costs associated with the global turnaround program. The restructuring costs included employee separation and facility closure costs to be incurred as part of the global plan to simplify infrastructure and eliminate duplication of resources in manufacturing, administration, and research and development. At September 30, 1998, the remaining accrual balance was $150. Additional restructuring charges are expected to be recognized in the fourth quarter of 1998 when all remaining elements of the turnaround program are finalized and announced. Expenditures related to the restructuring charges are anticipated to be substantially completed by the end of 2000.


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


H - COMPREHENSIVE INCOME

Effective January 1, 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all nonowner changes in equity and equals net earnings plus other comprehensive income. Accumulated other comprehensive income for the company is shown on the consolidated balance sheets and represents the accumulated balance of currency translation adjustments and unrealized gains and losses on available-for-sale securities as of September 30, 1998, and December 31, 1997. Total comprehensive income for the three months ended September 30, 1998, and September 30, 1997, was $324 and $121, respectively. Total comprehensive income for the nine months ended September 30, 1998, and September 30, 1997, was $548 and $168, respectively.


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

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

For the third quarter ended September 30,  1998      1998      1997      1997
                                          Basic    Diluted    Basic    Diluted
                                         -------   -------   -------   -------
EPS numerator:
Net earnings                              $ 219     $ 219     $  79     $  79
Less: Preferred stock dividends,
  net of tax                                 (3)        -        (3)        -
Less: ESOP contribution, net of tax           -        (1)        -        (1)
                                         -------   -------   -------   -------
Income available to common shareholders   $ 216     $ 218     $  76     $  78
                                         =======   =======   =======   =======

EPS denominator:
Average common shares outstanding           508       508       508       508
Effect of dilutive securities:
       Stock options                          -         5         -         2
       Convertible preferred stock and
         incentive compensation               -        10         -        11
                                         -------   -------   -------   -------
Total shares                                508       523       508       521
                                         =======   =======   =======   =======

Earnings per share                         $.42      $.41      $.15      $.15
                                         =======   =======   =======   =======


For nine months ended September 30,        1998      1998      1997      1997
                                          Basic    Diluted    Basic    Diluted
                                         -------   -------   -------   -------
EPS numerator:
Net earnings                              $ 554     $ 554     $ 451     $ 451
Less: Preferred stock dividends,
  net of tax                                (10)        -        (9)        -
Less: ESOP contribution, net of tax           -        (4)        -        (3)
                                         -------   -------   -------   -------
Income available to common shareholders   $ 544     $ 550     $ 442     $ 448
                                         =======   =======   =======   =======

EPS denominator:
Average common shares outstanding           508       508       508       508
Effect of dilutive securities:
       Stock options                          -         3         -         2
       Convertible preferred stock and
         incentive compensation               -        11         -        11
                                         -------   -------   -------   -------
Total shares                                508       522       508       521
                                         =======   =======   =======   =======

Earnings per share                        $1.07     $1.05      $.87      $.86
                                         =======   =======   =======   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW

OVERVIEW OF CONSOLIDATED RESULTS

In the following discussion of consolidated results, the three and nine month periods ended September 30, 1998 are compared to the corresponding periods in 1997 unless otherwise noted. The table below provides an overview of consolidated results in millions of U.S. dollars, except per-share data.

                                   Third Quarter            Nine Months
                              -----------------------  -----------------------
                                      Percent                  Percent
                                1998  Change     1997    1998  Change     1997
                              ------  -------  ------  ------  -------  ------
Sales                         $1,669    7.6%   $1,551  $4,909    0.4%   $4,889
Operating income                 301  195.4       102     760   20.6       631
Earnings before income taxes     322  168.3       120     815   19.1       684
Net earnings                     219  176.7        79     554   22.7       451
Net earnings per common share:
  Basic                        $0.42  180.0     $0.15   $1.07   23.0     $0.87
  Diluted                      $0.41  173.3     $0.15   $1.05   22.1     $0.86

Three nonrecurring items affect the comparison of 1998 and 1997 reported financial results: (1) the 1998 settlement of the retail pharmacy lawsuit; (2) the 1997 partial divestiture of the company's biotechnology business; and (3) the 1997 global turnaround restructuring. In July 1998, the company reached a settlement of $103 million in a federal class-action lawsuit filed in 1993 on behalf of retail pharmacies. As a result of the settlement, the company increased its litigation reserves by $61 million, resulting in an after-tax charge of $41 million or $0.08 per share in the second quarter of 1998. In the third quarter of 1997, the company merged its biotechnology business, Pharmacia Biotech, with Amersham Life Science and recorded $34 million ($30 million after tax or $0.06 per share) for transaction costs and the write-off of acquired research and development. The ownership structure of Biotech changed from a wholly-owned subsidiary to an equity affiliate further affecting comparability between periods. Also in the third quarter of 1997, the company recorded restructuring charges for its manufacturing facility rationalization program of $125 million ($75 million after tax or $0.14 per share).

In addition to the nonrecurring items, the impact of currency exchange rate fluctuations affects the period-to-period comparison. Although the dollar weakened against most major currencies near the end of the third quarter, the 1998 third quarter and year-to-date average exchange rates still reflected a stronger dollar as compared to the 1997 averages resulting in unfavorable exchange effects in the current periods.

Excluding negative exchange effects and nonrecurring items, the company recorded a strong performance in 1998 relative to 1997. Consolidated sales increased 12 percent in the third quarter and 9 percent year-to-date largely due to increased demand for recently launched products, particularly in the U.S. On the same basis, net earnings increased 25 percent in the quarter and 13 percent year-to-date.

NET SALES

Excluding Biotech, consolidated sales growth of 10 percent in the third quarter represented a 14 percent volume increase, a 2 percent price decrease, and a 2 percent negative exchange impact. On the same basis, the 5 percent year-to-date sales growth represented a 10 percent volume increase, a 1 percent price decrease, and a 4 percent negative exchange effect. Sales growth was led by U.S. pharmaceutical products with a 35 percent increase in the third quarter and a 28 percent increase in the first nine months. Year-to-date, this increase represented a 20 percent rise in volume primarily reflecting strong performance of new products and trade inventory accumulations in the third quarter in anticipation of price increases. Management does not expect U.S. pharmaceutical product sales growth to remain at third-quarter growth levels for the remainder of the year.

Consistent with the company's accelerated U.S. growth strategy, total sales in the U.S. represented an increasingly larger percentage of worldwide sales at 37 percent year-to-date compared to 32 percent in 1997, excluding Biotech. Outside the U.S., major markets recorded good growth in local currency with the exception of Japan, Sweden, and Spain. Lower diagnostics and nutrition sales in Sweden depressed overall performance in this country while declining nutrition sales and product divestments reduced sales in Spain. Sales in Japan fell for several reasons as further discussed in the "Product Sales" section below. Excluding Japan, sales outside the U.S. grew 6 percent in local currency in the third quarter and 5 percent year-to-date. Sales performance by country in the following table is based on location of customer and is in millions of U.S. dollars:



                             Third Quarter                    Nine Months
                     -------------------------------  ------------------------------
                               Net    % Chg                    Net    % Chg
                             Percent  Excl.                  Percent  Excl.
                      1998   Change   Curr.*   1997    1998  Change   Curr.*   1997
                     ------  -------  ------- ------  ------ -------  ------- ------
Non-U.S.:
  Japan              $  133  (16.7)%   (6.1)% $  159  $  397 (19.6)%   (9.4)% $  493
  Italy                 104    9.8     14.3       95     331  (1.8)     2.2      337
  Germany               101    6.2     10.2       95     299  (1.0)     2.8      302
  United Kingdom         83   12.4     10.9       74     256  13.9     12.3      225
  Sweden                 69   (7.1)    (3.3)      74     212  (7.0)    (3.2)     228
  France                 65   17.0     20.8       56     201   7.9     11.4      186
  Spain                  39   (6.1)    (1.9)      41     121 (11.0)    (7.1)     135
  Rest of World         417    0.1      2.1      417   1,290   0.6      7.7    1,282
United States           655   28.5     28.5      510   1,794  22.2     22.2    1,469
                     ------  -------  ------- ------  ------ -------  ------- ------
Subtotal              1,666    9.5     12.1    1,521   4,901   5.2      9.1    4,657
Biotech                   3  (90.2)   (90.2)      30       8 (96.4)   (96.4)     232
                     ------  -------  ------- ------  ------ -------  ------- ------
Consolidated sales   $1,669    7.6%    10.1%  $1,551  $4,909   0.4%    4.1%   $4,889
                     ======  =======  ======= ======  ====== =======  ======= ======

*Underlying growth equals percent change excluding currency exchange effects.




PRODUCT SALES

A period-to-period consolidated net sales comparison of the company's top twenty human pharmaceutical products (including generic equivalents where applicable) and five other businesses is provided in the table below. Underlying growth is represented by the percent change excluding currency exchange effects.


                              Third Quarter                   Nine Months
                     -------------------------------  ------------------------------
                               Net    % Chg                    Net    % Chg
                             Percent  Excl.                  Percent  Excl.
                      1998   Change   Curr.*   1997    1998  Change   Curr.*   1997
                     ------  -------  ------- ------  ------ -------  ------- ------
Genotropin           $  103    7.9%     12.1% $   96  $  275  (2.5)%    2.1%  $  282
Xanax                    83   24.7      27.8      66     236  17.5     22.4      201
Cleocin/Dalacin          82    7.5      11.1      77     228   4.9      9.4      217
Xalatan                  90  102.7     103.9      45     228 109.0    111.0      109
Medrol                   62    6.1      11.0      59     190   6.4     12.5      179
Depo-Provera             62   22.7      26.4      51     174  25.6     28.3      138
Nicorette                48   13.0      15.0      42     147  25.0     30.3      118
Camptosar                50   44.7      45.4      35     136  19.3     19.6      114
Fragmin                  39    0.8       3.8      39     131   9.3     15.4      120
Pharmorubicin            43  (17.0)    (14.6)     52     130 (11.9)    (6.9)     148
Healon                   31  (19.2)    (15.0)     38     101 (10.2)    (4.8)     112
Rogaine                  32   47.0      48.1      22      92   7.4      8.7       85
Micronase/Glynase        26  (26.2)    (26.2)     35      79   9.1      9.2       73
Provera                  25   14.0      18.8      22      75  10.6     15.6       68
Azulfidine/Salazopyrin   25   20.6      25.1      21      69   1.6      6.5       68
Halcion                  21  (14.9)     (6.8)     25      64  (8.6)    (1.2)      70
Sermion                  20   12.1      18.1      18      59  (1.2)     5.4       59
Caverject                16  (28.3)    (26.2)     22      57  (8.3)    (3.5)      62
Detrol/Detrusitol        32    n/a       n/a       -      55   n/a      n/a        -
Adriamycin               16  (23.3)    (21.8)     22      51 (18.8)   (15.8)      63
Other                   441    6.0       8.1     416   1,337  (3.8)     0.2    1,389
                     ------  -------  ------- ------  ------ -------  ------- ------
Total human pharma-
  ceutical products   1,347   12.1      14.9   1,203   3,914   6.5     10.7    3,675
Animal health           102   (1.8)     (0.4)    104     288   1.8      3.9      283
Chemical & contract
  manufacturing          72    8.6       9.2      67     231  14.2     15.1      203
                     ------  -------  ------- ------  ------ -------  ------- ------
Total pharmaceuticals 1,521   10.8      13.5   1,374   4,433   6.5     10.4    4,161
Diagnostics              46    1.1       4.4      46     152  (2.8)     3.0      156
Nutrition                82   (8.9)     (9.0)     89     262 (11.8)    (8.5)     297
Plasma                   17   39.8      40.4      12      54  24.8     29.7       43
                     ------  -------  ------- ------  ------ -------  ------- ------
Sales excl. Biotech   1,666    9.5      12.1   1,521   4,901   5.2      9.1    4,657
Biotech                   3  (90.2)    (90.2)     30       8 (96.4)   (96.4)     232
                     ------  -------  ------- ------  ------ -------  ------- ------
Consolidated sales   $1,669    7.6%     10.1% $1,551  $4,909   0.4%     4.1%  $4,889
                     ======  =======  ======= ======  ====== =======  ======= ======

*Underlying growth equals percent change excluding currency exchange effects.




Detrol, a therapy for overactive bladder and its symptoms of urgency, frequency and urge incontinence, was launched in the U.S. in April and already captures more than 50 percent of new prescriptions. While prescription refills continue to increase reflecting good patient acceptance of Detrol, the overactive bladder market is also expanding fueled by direct-to-consumer advertising. Outside the U.S., Detrusitol sales were strong in the U.K., Germany, and Sweden.

Xalatan, a novel therapy for glaucoma, led product sales growth in the third quarter and first nine months of 1998 both in the U.S. and Europe. In the U.S., Xalatan now captures a market-leading share of total glaucoma prescriptions where it is the most widely prescribed branded ophthalmology product. In Europe, Xalatan recorded strong results in major markets led by Germany and France.

Sales of Genotropin, a human growth hormone, increased in the U.S. and Europe but fell in Japan following retrieval of marketing rights to the product at the end of the second quarter. Several strategic measures have been taken to address the challenges of the transition. In addition, sales levels are lower in Japan due to the weak yen and the April 1 mandatory price decrease as further discussed below.

Camptosar, a treatment for advanced colorectal cancer, achieved solid growth in the quarter and first nine months. During the third quarter, Camptosar sales continued to react positively to new survival data released earlier this year. The U.S. FDA granted Camptosar full second-line approval for colorectal cancer in October, two years after the product was introduced with an accelerated approval.

Other products posting strong sales performances in the third quarter included Mirapex, Nicorette, Rogaine, and Depo-Provera. Since its U.S. launch in mid-1997, Mirapex, a dopamine agonist for the treatment of Parkinson's disease, has become the leading dopamine agonist in both new and total prescriptions. Strong growth in the Nicorette line of smoking cessation products was led by Nicorette Gum and new line extensions, including the Nicotrol Inhaler which recently became available in the U.S. Higher Rogaine sales were due to trade inventory purchasing associated with a new promotion launched in September.
In addition, the prior year third-quarter levels were low due to trade inventory reductions in anticipation of the approval of Rogaine Extra Strength. Sales growth in Depo-Provera, the long-acting injectable contraceptive, was led by the U.S.

Sales of Fragmin, a low molecular weight heparin for prevention of blood clots, were flat in the third quarter as growth in Europe, the U.S., and Latin America was offset by a decline in Japan. Year-to-date, worldwide volume growth of 21 percent was moderated by a 6 percent price decline and a 6 percent unfavorable exchange effect. Sales fell 19 percent in Japan, the largest market for Fragmin, due to a mandatory price decrease and the weak yen.

A mandatory price decrease in Japan effective April 1, 1998, and government restrictions in health care reimbursements have severely depressed the pharmaceutical market in this country. These factors in combination with the weak yen negatively impacted sales of several products for which Japan is a major market. In addition to Genotropin and Fragmin, products particularly affected in the period-to-period comparisons included Azulfidine/Salazopyrin, Healon, and Pharmorubicin. Azulfidine is a treatment for inflammatory bowel disease and rheumatoid arthritis. Healon is a viscoelastic used in ophthalmic surgery. Pharmorubicin, an oncology product, also experienced lower sales in Latin America due to loss of a contract in that region.

The other businesses represent approximately 20 percent of consolidated sales (exclusive of Biotech) and include Animal Health, Chemical & Contract Manufacturing, Diagnostics, Plasma, and Nutrition. Combined third-quarter sales of these businesses totaled $318 million, flat compared to the third quarter of 1997. Year-to-date, sales grew 3 percent in local currency. Diagnostics sales suffered from restrictions in government reimbursements and the weak yen in Japan, its largest market. Growth recorded by Chemical and Contract Manufacturing resulted primarily from increases in inhalation steroids for use in the asthma/allergy market. ReFacto, a treatment for hemophilia A, drove Plasma sales growth. As previously mentioned, sales of Biotech subsequent to August 1997 are not reported in consolidated sales leading to a comparative sales decrease of approximately $224 million in the first nine months. Biotech is further discussed in Note F to the consolidated financial statements.

In accordance with its strategy to focus on prescription pharmaceuticals, the company announced in June that it reached an agreement to sell its Nutrition business to Germany's Fresenius AG, a global supplier of dialysis products and services, hospital products, and home care products. To comply with local antitrust regulations, the company will retain its nutrition activities in Germany.

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


                                   Third quarter                 Nine Months
                              1998    1997 adj.  1997      1998    1997 adj.  1997
                               as       for       as        as       for       as
                            reported  Biotech  reported  reported  Biotech  reported
                            --------  -------- --------  --------  -------- --------
Cost of products sold        30.9%     30.3%     30.7%     30.4%     30.9%    31.3%
Research and development     16.3      17.4      17.3      17.1      17.4     17.0
Marketing, administrative
  and other                  38.0      37.5      37.7      39.8      37.2     37.6
Operating income             18.0       6.7       6.6      15.5      13.5     12.9



On a year-to-date basis, a favorable comparison in product mix and selling price continued to drive cost of products sold lower as a percentage of sales. Newer products, representing an increasing percentage of sales, contributed a higher gross profit than older products in price competition with generics. Improvements in production efficiencies, increased production volumes, and the favorable effect of currency exchange on costs more than offset the negative currency impact on sales, further reducing cost of products sold as a percentage of sales. In the third quarter, the increase in the percentage was an aberration due partially to one-time plant and product start-up costs and is not indicative of a future negative trend in margins.

Research and development (R&D) decreased as a percentage of sales in the third quarter and first nine months of 1998 primarily due to higher 1998 sales levels. Excluding Biotech, R&D spending levels are comparable to the prior year increasing only 3 percent in both the third quarter and year-to-date.
R&D infrastructure costs are lower in the current year due to efficiencies generated by the 1997 restructuring. These savings have been reinvested into strategic licensing agreements, other R&D collaborations to supplement the company's internal research base, and increased clinical spending on products in development. In the first quarter of 1998, the company acquired the rights to almotriptan, an anti-migraine compound, and entered into a collaboration to identify small molecule inhibitors of the Hepatitis C virus. In the second quarter, the company acquired the rights to new compounds for the treatment of diabetes and anxiety. In the third quarter, the company entered into an important two-year pharmacogenomics collaboration. Spending during the first quarter also supported the product filing of Aromasin (exemestane) with the European Union for advanced breast cancer and the development activities related to filing a New Drug Application for Edronax with the U.S. FDA for depression.

Marketing, administrative, and other (MA&O) expense increased as a percentage of sales partially due to the previously mentioned $61 million increase in litigation reserves. Sales force expansions and increased product promotion in the U.S. and Europe, particularly for Detrol, Rogaine, Mirapex, and Edronax, also increased MA&O spending. The comparative spending increase was partially offset by the favorable effects of exchange and a decrease in general and administrative expense, a consequence of the 1997 restructuring.

The company recorded $33 million in the first nine months of 1998 primarily for its share of Amersham Pharmacia Biotech's pretax earnings. Amersham Pharmacia Biotech (APB) was the result of a 1997 third quarter merger of Pharmacia Biotech with Amersham Life Science. At that time, the company recorded merger costs of $34 million representing transaction costs to effect the merger and charges associated with the write-off of acquired R&D.

In 1997, the company recognized charges of $316 million for the restructuring portion of its global turnaround program. Of this total, $125 million was recorded in the third quarter of 1997. Cash spending for this program is anticipated to approximate $80 million in 1998. In the fourth quarter of 1998, the company expects to record between $100 million and $150 million in additional charges related to the turnaround program. The company also incurred $30 million in restructuring-related charges in 1998. These charges, while not included in restructuring, are one-time costs associated with the turnaround program and include the establishment of a new global headquarters in New Jersey and registration and validation costs associated with the company's manufacturing rationalization program. Management expects to record additional restructuring-related expenses during the remainder of 1998.

The estimated annual effective tax rate for 1998 is 32 percent. The effective tax rate for 1997 was 34 percent excluding the tax benefits related to nonrecurring items (31 percent inclusive of nonrecurring items). The lower 1998 estimated rate is the result of increased earnings in jurisdictions with lower tax rates.

COMPREHENSIVE INCOME

Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all nonowner changes in equity and equals net earnings plus "other comprehensive income". For the company, "other comprehensive income" consists of currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Comprehensive income for the three months ended September 30, 1998, and September 30, 1997, was $324 million and $121 million, respectively. For the first nine months, comprehensive income was $548 million in 1998 and $168 million in 1997. The difference between net earnings and comprehensive income in the third quarter of 1998 represented favorable currency translation adjustments of $147 million partially offset by unrealized losses on available-for-sale securities of $42 million. Year-to-date, modestly favorable currency translation adjustments were offset by unrealized losses resulting in only a small difference between net income and comprehensive income.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

                                                September 30,    December 31,
                                                     1998            1997
                                                -------------    ------------
Working capital (U.S. dollars in millions)          $1,587          $1,639
Current ratio                                         1.58            1.61
Debt to total capitalization                         14.9%           15.7%

The company's working capital and current ratio decreased slightly as of the end of the third quarter as compared to the prior year-end due primarily to a small increase in short-term debt. The decrease in the percentage of debt to total capitalization reflects lower long-term debt levels which more than offset the increase in short-term debt. As indicated below, net financial assets have decreased since year-end mainly due to a reduction in cash, cash equivalents, and investments.

                                                September 30,    December 31,
                                                     1998            1997
                                                -------------    ------------
Cash, cash equivalents and investments              $1,646          $1,848
Short-term and long-term debt                          995           1,035
                                                    -------         -------
Net financial assets                                $  651          $  813
                                                    =======         =======

The increase in cash and cash equivalents as of September 30, 1998 as compared to the December 31, 1997 balance and the corresponding decrease in short-term investments for the same periods was the result of a shift from investments held for greater than 90 days (short-term investments) to investments with shorter holding periods (cash equivalents). The net decline in cash, cash equivalents, and investments was due primarily to the sale of long-term investments, the unrealized devaluation of security holdings, the previously discussed debt repayment, and a reduction in cash from operations.

Net cash provided by operations for the first nine months of 1998 decreased to $641 million from $862 million for the same period in 1997. The decrease was attributable to changes in current assets and liabilities being predominantly uses of cash in 1998 whereas a significant reduction in accounts receivable and an increase in current liabilities constituted sources of cash in 1997. Other significant uses of cash in 1998 were expenditures for the company's quarterly dividend and property, plant, and equipment (capital). Capital expenditures of $373 million largely represented spending on manufacturing facilities in the U.S., Belgium, Puerto Rico, and Sweden. In addition to net cash provided by operations, a major source of cash in the quarter was proceeds from the sale of investments net of purchases which increased $124 million over the prior year.

On November 2, 1998, the company announced a $1 billion stock repurchase program. The program is expected to be completed over approximately a two-year period through both open market and privately negotiated transactions.

The company's future cash provided by operations and borrowing capacity are expected to cover normal operating cash flow needs, planned capital acquisitions, dividend payments, and stock repurchases as approved by the board of directors for the foreseeable future.

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

YEAR 2000

The company's global program to address the year 2000 (Y2K) date recognition problem was launched in early 1997. The goal of the program is to ensure the millennium event does not have a material adverse effect on the company's business operations. The program is comprised of three main efforts: assessment and remediation of information technology (IT) systems; assessment and remediation of embedded systems; and assessment of high-level business risks and development of contingency plans to address those risks. Repair and replacement projects to ensure IT and embedded systems are Y2K-compliant are currently underway and are expected to be completed by the end of 1998 for many business-critical systems and by mid-1999 for remaining business-critical systems. The latter half of 1999 is reserved for integration testing. The high-level risk assessment is substantially completed and the corresponding contingency plans are expected to be finished by early 1999. The company is currently working with critical external partners to assess their vulnerability and determine what risk mitigation and contingency actions will be necessary.

The company anticipates total spending of $150 million between 1997 and 2000 largely on replacement of applications that, for reasons other than Y2K noncompliance, had been previously selected for replacement. Many of the replacement projects are enterprise-wide in scope and offer improved functionality and commonality over current systems while at the same time resolve the Y2K problem. To date, the company has spent approximately $100 million of the total projected costs.

There are many factors outside the company's control that could cause the Y2K problem to seriously disrupt its operations. For example, a widespread failure in the utilities industry could severely interrupt or even halt the company's operations. There are risks, however, for which the company may prepare and, in so doing, reduce or eliminate its exposure. The more critical of these risks are listed below. The scope of the company's efforts regarding each risk is limited to the company's key products, key compounds, key clinical supplies, top subsidiaries, critical suppliers, and major customers.
  - a disruption in the supply of product with particular emphasis on failures of raw material suppliers, third-party manufacturers, and external distribution channels
  - internal infrastructure failures such as utilities, communications, internal IT services and integrated IT systems
  - non-U.S. government failures, especially as they impact import and export activity
  - interruption of the product regulatory filing process such as a delay in clinical trials or corruption of clinical trial data
  -  a major customer failure or interruption

Contingency plans to address these risks will be finalized in early 1999. Barring critical failures arising from factors beyond the company's direct control, management believes that by meeting the objectives of its Y2K program, the date recognition problem should not have a material adverse effect on the company's consolidated financial position, its results of operations, or liquidity.

OTHER ITEMS

Effective January 1, 1999, several European countries will begin operating with a new common currency, the euro. The euro will completely replace these countries' national currencies by January 1, 2002. The conversion to the euro will require changes in the company's operations as systems and commercial arrangements are modified to deal with the new currency. Management created a project team to evaluate the impact of the euro conversion on the company's operations and to develop and execute action plans, as necessary, to successfully effect the change. The cost of this effort is not expected to be material. While information technology systems are planned to be fully euro-compliant by the year 2000, a minimum of euro-compliance for strategic locations will be achieved in 1999. The conversion to the euro may have competitive implications on pricing and marketing strategies; however, any such impact is not known at this time. The euro conversion will also have a limited impact on outstanding derivatives and other financial instruments. Currently, the company has no outstanding contracts maturing after the conversion period. The impact on currency risk is similarly limited. The company will be involved in fewer hedging contracts in the future when it is able to treat all countries converting to the euro as one when hedging their exposure.

At this point in its overall assessment, management believes the impact of the euro conversion on the company will not be significant; however, uncertainty exists as to the effects the euro currency will have on the marketplace. As a result, there is no guarantee that all problems will be foreseen and corrected, or that no material disruption of the company's business will occur.

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, such as statements concerning the company's anticipated financial or product performance, its ability to pay dividends, and other non-historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Since these statements are based on factors that involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others: sales and earnings projections; the effectiveness of and expense estimates related to future projects including restructuring plans, the Year 2000 date recognition problem, and conversion to the euro; management's ability to make further progress under the company's global turnaround program; the company's ability to successfully market new and existing products in new and existing markets; the success of the company's research and development activities and the speed with which regulatory authorizations and product rollouts may be achieved; fluctuations in currency exchange rates; the effects of the company's accounting policies and general changes in generally accepted accounting practices; the company's exposure to product liability lawsuits and contingencies related to actual or alleged environmental contamination; the company's exposure to antitrust lawsuits; social, legal and political developments, especially those relating to health care reform and product liabilities; general economic and business conditions; the company's ability to attract and retain current management and other employees of the company; and other risks and factors detailed in the company's other Securities and Exchange Commission filings, including its Proxy Statement and Annual Report on Form 10-K for the year ended December 31, 1997.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes from the disclosures in Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)(i)   Exhibit A - Report of Independent Accountants (page 25).

         (a)(ii)  Exhibit 12 - Ratio of Earnings to Fixed Charges (page 26).

         (a)(iii) Exhibit 15 - Awareness of PricewaterhouseCoopers (page 27).

         (a)(iv)  Exhibit 27 - Financial Data Schedule (EDGAR filing only).

         (b) Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PHARMACIA & UPJOHN, INC.
                                        (Registrant)


DATE:  November 13, 1998                /S/C.J. Coughlin
                                        C. J. Coughlin
                                        Executive Vice President
                                        and Chief Financial Officer



DATE:  November 13, 1998                /S/R.T. Collier
                                        R. T. Collier
                                        Senior Vice President
                                        and General Counsel