Form 10-K
period 1998-12-31
PHARMACIA & UPJOHN INC
filed 1999-03-30
CIK 949573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---  SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1998
                            OR
  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from____________to__________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant estimates the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the NYSE--Composite Transactions closing price on January 31, 1999 as reported in The Wall Street Journal and treating all executive officers and directors of the Company and all beneficial owners of 5% or more of the Registrant's voting stock as affiliates) was approximately $29,015,207,825.

The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 1999 is 506,689,393 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Proxy Statement are incorporated into Parts III and IV of this report. Portions of the 1998 Annual Report to Shareholders are incorporated into Parts II and IV of this report.

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

              Pharmacia & Upjohn, Inc. ("the Company") is a global pharmaceutical group engaged in the research, development, manufacture and sale of pharmaceutical and healthcare products. The Company was formed in November 1995 through the combination of Pharmacia Aktiebolag ("Pharmacia") and The Upjohn Company ("Upjohn"). The Company is engaged in the research, development, manufacturing, sales and marketing of various prescription human pharmaceutical products, nonprescription drugs, pharmaceutical chemicals and intermediates, and pharmaceutical products for both food and companion animals. These are considered the Company's core business and are reported as the pharmaceutical segment.

              The Company's other businesses are reported as the nonpharmaceutical segment, consisting of specialty products for hospital care, diagnostics and nutritional supplements, as well as the Company's investment in its biotechnology affiliates. These businesses together constituted about 9% of 1998 total consolidated sales. The major portion of the Company's nutrition business was sold in late 1998, and the remaining nutrition businesses in Germany and China will be sold later.

                             PHARMACEUTICAL SEGMENT

INDUSTRY BACKGROUND

              The world market for human pharmaceuticals is concentrated in the U.S., Western Europe and Japan. Regulatory pressures and pricing constraints have intensified as governmental and private healthcare providers strive to control the rapid growth in healthcare expenditures. Pharmaceuticals are increasingly chosen according to their therapeutic benefit in relation to cost, for example, pharmaceuticals that minimize hospital stays and reduce treatment costs are increasingly preferred. It is therefore essential for pharmaceutical companies to develop new improved and more efficient products that increase the total value both for buyers and patients. The Company believes that these developments have also led to more intense competition in the pharmaceutical industry worldwide. Innovation, high-quality research and development focused on unmet medical needs, rapid product introduction, wide geographical distribution and cost efficiency are key competitive factors in the pharmaceutical industry.

PHARMACEUTICAL PRODUCT DESCRIPTIONS

              The Company researches, develops, manufactures and markets prescription human pharmaceutical products, nonprescription drugs, pharmaceutical chemicals and intermediates, and pharmaceutical products for both food and companion animals. The following summary discusses the Company's principal pharmaceutical products.

              DETROL(R)/DETRUSITOL(R) Tablets (tolterodine tartrate tablets) were introduced in the U.S. in 1998 and are also sold in 22 other countries. This product offers a treatment for overactivity in the bladder, thus reducing symptoms such as increased frequency and urge to urinate, as well as urge incontinence episodes. The U.S. patent covering DETROL Tablets expires in 2012, and in 2009 in Europe and Japan, although patent term extensions may be possible.

              GENOTROPIN(TM), a recombinant human growth hormone identical to the body's own hormone, is the Company's largest selling product. GENOTROPIN, which promotes longitudinal bone growth, is used for the treatment of growth hormone deficiency in children and adults and for patients with renal insufficiency. It is marketed in Europe, Japan and the U.S. In 1998, the Company began selling GENOTROPIN directly in Japan after reacquiring exclusive sales and marketing rights to GENOTROPIN from Sumitomo Pharmaceuticals. GENOTROPIN products are not covered by product patents, but patents covering processes to manufacture the product and delivery systems for the products offer some level of exclusivity for the specific presentations sold by the Company.

              XALATAN(R) (latanoprost ophthalmic solution) is used for the treatment of open-angle glaucoma and ocular hypertension in patients who are either intolerant of, or insufficiently responsive to, other intraocular pressure-lowering medications. The product is approved for marketing in the U.S. and 40 other countries. Regulatory clearance in Japan is expected later this year. XALATAN is covered by a patent in the U.S. expiring in 2011 and in Europe and Japan in 2009, and patent term extensions in Europe and Japan may be possible.

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

              EDRONAX(R) (reboxetine), for the treatment of major depression, has been approved for marketing in several European countries and was submitted for U.S. approval in 1998. European patents provide protection until 2001, but U.S. patents expire in 1999, although patent term extensions may be possible.

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

              The Company is one of the world's leading producers of anticancer drugs. CAMPTOSAR(R) (irinotecan hydrochloride injection) is marketed in the U.S. as a second-line treatment for metastatic colorectal cancer. CAMPTOSAR Injection is protected by a patent in the U.S. until 2004, with a patent term extension until 2007. FARMORUBICIN(R) (or PHARMORUBICIN(R)) and ADRIAMYCIN(R) are used in the treatment of breast cancer as well as other solid tumors. ADRIAMYCIN was the Company's first anthracycline preparation and is no longer subject to patent protection. Although the product patents on FARMORUBICIN have generally expired, patents on the best selling formulation of FARMORUBICIN do not expire until 2006. In 1998, the Company submitted applications for U.S. approval of two therapies for the treatment of breast cancer: epirubicin hydrochloride injection, widely used in Europe, and AROMASIN(R), an oral hormonal enzyme required to produce estrogen.

              FRAGMIN(R) Injection is a low molecular weight heparin product for the prevention of thrombosis in connection with surgery, unstable angina (outside the U.S.), and hemodialysis, and is used in the treatment of acute deep vein thrombosis. FRAGMIN is approved in more than 40 countries and is protected by patents in the U.S., Europe and Japan, with patent expiration dates ranging from the year 2000 in some European countries to 2005 in the U.S.

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

              The Company markets several steroid hormone products having a variety of uses, including the treatment of allergic reactions, inflammation, asthma and certain hormone deficiencies. The Company's most important synthetic hormone product is PROVERA(R) Tablets, which is a female sex hormone replacement agent. The Company also markets DEPO-PROVERA(R) Contraceptive Injection and OGEN(R) Tablets and Vaginal Cream, an estrogen replacement product.

              CAVERJECT(R) (alprostadil injection), a treatment for erectile dysfunction due, among other reasons, to diabetes, cardiovascular problems, injuries and aging, is self-administered by intracavernosal injection. CAVERJECT is no longer covered by patents.

              MIRAPEX(R)/MIRAPEXIN(R) (pramipexole tablets) is approved for marketing in the U.S. and Europe for the treatment of the signs and symptoms of Parkinson's disease. The product was licensed from Boehringer-Ingelheim, which has co-promotion rights in the U.S. The compound patent expires in 2005 in Europe and Japan and in 2006 in the U.S. CABASER(R) (cabergoline) has also been approved in several European countries for treatment of Parkinson's disease and is subject to European patent protection until at least 2002.

              The Company markets several HIV-positive and AIDS products, including MYCOBUTIN Capsules(R), for the prevention of Mycobacterium Avium Complex, a fatal bacterial infection that is a common cause of death in HIV-positive individuals and people with AIDS, which will lose U.S. patent protection in late 1999 and in Europe from 2000 to 2003; RESCRIPTOR(R) (delavirdine mesylate tablets), a non-nucleoside reverse transcriptase inhibitor, launched in the U.S. in 1997 for the treatment of HIV-1 infection in combination with appropriate antiretroviral agents, which is protected by a U.S. patent until 2013; and VISTIDE(R) (cidofovir injection), indicated for the treatment of cytomegalovirus (CMV) infection in the retina in AIDS patients unsuitable for other therapy.

              The Company's major oral antidiabetes agents are MICRONASE(R) Tablets, containing glyburide, and GLYNASE(R) PresTab(R) Tablets, also containing glyburide, for the treatment of non-insulin-dependent diabetes, neither of which is subject to significant patent protection. The Company has also licensed GLYSET(R) Tablets, from Bayer AG, for the treatment of Type II diabetes.

              The Company also markets AZULFIDINE/SALAZOPYRIN for the treatment of inflammatory bowel disease and rheumatoid arthritis.

              The Company developed and manufactures nonprescription NICORETTE(R) and NICOTROL(R) products for smokers who seek a medical product to aid in smoking cessation. These products are sold in several forms and in many countries. NICORETTE Chewing Gum is sold in the U.S. by SmithKline Beecham Consumer Pharmaceuticals. NICORETTE Transdermal Patch is sold in the U.S. by McNeil Consumer Products Company. NICORETTE is also available in inhaler and nasal spray formulations.

              The Company produces and sells nonprescription ROGAINE(R) Extra Strength for Men and ROGAINE(R) Regular Strength, a 5% and 2%, respectively, solution of minoxidil applied topically to treat hair loss in men with male pattern baldness and, in the Regular Strength formulation, in women with androgenetic alopecia or hereditary hair loss. The product is also sold in numerous foreign countries. ROGAINE Extra Strength for Men is covered by an ANDA moratorium until 2000. ROGAINE Regular Strength competes in the U.S. nonprescription market with several generic 2% topical minoxidil products.

              The Company also manufactures and distributes other non-prescription products including KAOPECTATE(R) products, for diarrhea; MICROLAX(R) Enema, for constipation; CORTAID(R) products, anti-inflammatory topical products; the family of UNICAP(R) vitamin products; DRAMAMINE(R), anti-motion sickness products, NASALCROM, a nasal spray for allergic rhinitis, PEDIACARE, a line of children's cough and cold products, and MICATIN, an antifungal to treat athlete's foot.

              NAXCEL(R) (or EXCENEL(R)) Sterile Powder is an antibiotic for treating bovine and swine respiratory disease and early chick mortality; LINCO-SPECTIN(R) Soluble Powder and Premix is a combination lincomycin/spectinomycin antibiotic; LINCOMIX(R) 20 and LINCOMIX 50 Feed Medication are feed-additive antibiotics; MGA(R) Premix is a growth-promoting feed additive for feedlot heifers; LINCOCIN(R) is a line of small-animal antibiotics; and LUTALYSE(R) (or DINOLYTIC(R)) Sterile Solution is used to synchronize breeding performance in mares and cattle. The Company also markets various products for the treatment of mastitis.

                           NONPHARMACEUTICAL SEGMENT


              The Company owns 45% of Amersham Pharmacia Biotech, Ltd., one of the world's leading suppliers of biotechnology equipment, systems, reagents and chemicals for pharmaceutical and biotechnology companies and for life science research in the public and private sectors.

              The Company also owns 41% of Biacore International AB, which develops, manufactures and markets advanced scientific instruments employing affinity-based biosensor technology.


              The Company is the world leader in the area of in vitro allergy diagnostics. The Company's main allergy diagnostic product, the Pharmacia CAP System(R), is a highly automated laboratory system that enables testing from patient blood samples for allergenic sensitivity to nearly 500 substances. Patents on the Pharmacia CAP System expire in 2004. The Company also markets an easy-to-use, low-volume test instrument, UniCAP 100(R), for use by small to medium size laboratories and family physicians.

              The Company's largest market for allergy diagnostics is Japan, while sales in the U.S. are relatively low because of the relatively high incidence of more traditional in vivo (skin prick) diagnostic testing by medical professionals in the U.S.

                            RESEARCH AND DEVELOPMENT

              The Company aims to direct its R&D efforts to develop new innovative pharmaceuticals and other healthcare products offering high therapeutic benefits in a number of therapeutic areas in which the Company believes it has the ability to establish a leading global position. The Company also seeks to expand the markets for its existing products by identifying new indications and administration forms as well as by expanding their international market penetration and extending product life, including by converting suitable patented products to over-the-counter products. The Company concentrates its R&D resources on selected areas both where it has in-house expertise and where there are identified substantial unmet medical needs. The Company's research activities are being focused on four medically important therapeutic areas, including infectious disease, metabolic disease, central nervous system disease and oncology, and are conducted principally in the Company's three regional centers in Kalamazoo, Michigan, Stockholm, Sweden and Milan, Italy.

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

              Among the Company's most important research compounds in the area of infectious diseases are a new class of antimicrobials called oxazolidinones, which have a novel mechanism of action: inhibition of mRNA translation. The lead compound in this class, linezolid, is in Phase III clinical studies to evaluate the safety and efficacy of the compound in treating infections caused by gram-positive bacteria including antibiotic-resistant strains of staphylococci, streptococci and enterococci. Linezolid is claimed in a U.S. patent currently set to expire in 2014, but which could be extended depending on the date of NDA approval. Patents issuing on patent applications filed in various other countries will similarly expire generally in 2014, but may be subject to extension in certain countries.

              The Company is pursuing clinical development of tipranavir, a protease inhibitor being evaluated for treatment of HIV-1 infection.

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

              Oncology is another major research focus for the Company with discovery and development efforts aimed at finding effective treatments for various forms of tumors, particularly those which respond poorly, or are resistant, to currently available therapy. The research programs cover chemotherapy, hormone therapy, immunotherapy of cancer as well as novel approaches and mechanisms of antitumor action which are being pursued mainly in discovery phase.

              Development candidates in-licensed by the Company during 1998 include almotriptan, an anti-migraine compound for which the Company will have exclusive U.S. marketing rights; thrombopoietin (TPO), a compound in Phase II/III testing being evaluated for use in treating cancer patients suffering from chemotheraphy, for which the Company has worldwide rights; and JTT-501, a compound in Phase II testing for treatment of diabetes, for which the Company has worldwide rights.

                                   PRODUCTION

              The Company produces its pharmaceutical products mainly in the U.S., Sweden, Italy, Belgium, Ireland and Puerto Rico.

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

                           MARKETING AND DISTRIBUTION

              The Company's pharmaceutical products are sold worldwide to healthcare providers, veterinarians, drug stores, food stores, mass merchandisers, distributors and wholesalers. The Company markets its products through its own marketing companies or through local distributors and licensees. As part of its ongoing commitment to its customers, the Company periodically organizes educational programs to provide specialist doctors with information on the most recent product innovations and scientific advances.

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

                              FINANCIAL INFORMATION

              Financial information about industry segments and financial information about foreign and domestic operations and export sales is contained in the Company's financial statements, incorporated herein by reference to the Registrant's Annual Report to Shareholders filed as Exhibit 13 hereto.


                                    EMPLOYEES

              The Company has approximately 30,000 employees worldwide, although the number is continually changing based on realignment of operations and workforce needs.

              The Company believes that it has good relations with its employees. Employees at several non-U.S. locations are represented either by freely elected unions or by legally mandated workers' councils or similar organizations.


                                    YEAR 2000

              The Company has established a global Year 2000 program to review its information technology ("IT") systems and to develop plans to correct Year 2000 date recognition problems in computers. The program consists of assessment and remediation of IT systems and embedded systems, assessment of business risks and the development of contingency plans to address these risks. The Company expects to complete compliance measures for its IT and embedded systems by mid-1999 and to test these systems in the second half of 1999. The
Company anticipates total spending of $150 million between 1997 and 2000, of which $110 million has already been spent, largely on replacement of applications that, for reasons other than Year 2000 noncompliance, had been previously selected for replacement. The Company believes that its Year 2000 program will prevent the Year 2000 problem from having a material adverse effect on the Company's business, financial position, results of operations and liquidity. However, there can be no assurance that the Year 2000 problem will not have such an impact on the Company.


                             CONVERSION TO THE EURO

              On January 1, 1999, several European countries began operating with a new common currency, the euro. The euro will completely replace these countries' national currencies by January 1, 2002. The conversion to the euro will require the Company to modify some of its systems and certain commercial arrangements. The cost of this is not expected to be material. The conversion to the euro may have competitive implications on pricing and marketing strategies, but any such impact is not known at this time. The Company expects the conversion to have a limited impact on its outstanding derivatives and other financial instruments, and a limited impact on currency risk.

          The euro conversion is not expected to have a significant impact on the Company; however, it is uncertain what effects the new euro currency will have on the marketplace. There can be no assurance that all problems will be foreseen and corrected, or that there will not be a material disruption of the Company's business.


                          FOREIGN EXCHANGE FLUCTUATIONS

          The Company records its transactions and prepares its financial statements in U.S. dollars, but a significant portion of its earnings and expenditures are in other currencies. Changes in exchange rates between the U.S. dollar and such currencies can result in increases or decreases in the Company's costs and earnings. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the book value of the Company's assets outside the United States and the amount of shareholders' equity. The Company seeks to minimize its currency exposure by engaging in hedging transactions, where deemed appropriate.


                              ENVIRONMENTAL MATTERS

          The Company is subject to extensive environmental legislation and regulation, requiring substantial environmental compliance costs, including capital expenditures related to future production. Projects related to the prevention, mitigation and elimination of environmental effects are implemented worldwide.

          Since several capital projects are undertaken for both environmental control and other business purposes, such as production process improvements, it is difficult to estimate the specific capital expenditures for environmental control. However, it is estimated that capital expenditures for environmental protection will exceed $20 million in 1999 and $25 million in 2000. Operating expenses for compliance with environmental protection laws and regulations in 1998 are estimated to have been in excess of $45 million. Management estimates that such operating expenses will be in excess of $50 million in each of years 1999 and 2000. Cash payments charged to environmental reserves in 1998 were approximately $10 million and are anticipated to approximate $5 million in 1999.

          With regard to its discontinued industrial chemical facility in North Haven, Connecticut, the Company may soon be required to submit a corrective measures study report to the U.S. Environmental Protection Agency (EPA). As the corrective action process progresses, it may become appropriate to reevaluate the existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required, but it is not possible to determine what, if any, exposure exists at this time or when the expenditures might be made.

ITEM 2.       PROPERTIES

          The Company's various businesses operate through a number of offices, research laboratories and production facilities throughout the world with principal locations in Kalamazoo, Michigan; Stockholm, Uppsala and Helsingborg, Sweden; Milan, Italy; and Puurs, Belgium. The Company also has major facilities in Japan and Puerto Rico. The Company headquarters is located in Bridgewater, New Jersey. The Company believes its properties to be adequately maintained and suitable for their intended use and its production facilities to have a capacity adequate for its current needs.

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

              The Company has been a party, along with many other U.S. drug manufacturers and wholesalers, in numerous related federal and state civil antitrust lawsuits brought by U.S. independent and chain retail pharmacies and consumers. These suits claim violations of antitrust and pricing laws as a result of the defendants providing discounts and rebates to allegedly favored managed care customers that were not offered to the plaintiffs. The Company reached settlement with plaintiffs in the federal class action cases that had been consolidated in federal court in Chicago, Illinois. The Company believes that any potential remaining liability above amounts accrued will not have a material adverse effect on the Company's consolidated financial position, its results of operations, or liquidity.

              The Company is involved in several administrative and judicial proceedings relating to environmental concerns, including actions brought by the U.S. EPA and state environmental agencies for remedial cleanup at approximately 50 sites. The Company's estimate of the ultimate cost to be incurred in connection with these environmental situations could change due to uncertainties at many sites, such as potential cleanup remedies, the estimated cost of cleanup and the Company's ultimate share of a site's cost.

              While it is not possible to predict or determine the outcome of legal actions brought against the Company, or the ultimate cost of environmental matters, the Company believes that any unaccrued costs and liabilities associated with such matters will not have a material adverse effect on the Company's consolidated financial position, and unless there is a significant deviation from the historical pattern of resolution of these issues, there should not be a material adverse effect on the Company's results of operations or liquidity.

              Please see the third paragraph of the section captioned "Environmental Matters" for information concerning the Company's discontinued industrial chemical facility in North Haven, Connecticut.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

              The Company

              The Common Stock is listed and traded on the New York Stock Exchange (the "NYSE") under the symbol PNU. As of January 31, 1999, there were 36,809 holders of record of the Common Stock. Swedish Depositary Shares, each representing one share of Common Stock, are traded on the Stockholm Stock Exchange under the symbol PH&U.

              Information regarding the market prices and dividends for the Company's Common Stock and related stockholder matters appearing under the caption "Quarterly Data" in the 1998 Annual Report to Shareholders (Exhibit 13) is hereby incorporated by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Background information for the Board of Directors, including Fred Hassan, the Company's President and Chief Executive Officer, is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 20, 1999.

         In addition to Fred Hassan, the following are the Company's executive officers:

              Goran A. Ando, M.D., age 49, Executive Vice President and President, Research & Development. He had been Executive Vice President and Deputy Chief Executive Officer of Pharmacia since February 1995, and before that had been at Glaxo Holdings p.l.c., where he was director of research and development activities.

              Hakan Astrom, age 51, Senior Vice President, Strategic Planning and Investor Relations. He had been Group Vice President of Pharmacia since 1993.

              Richard T. Collier, age 45, Senior Vice President and General Counsel. He had been Senior Vice President, General Counsel and Member of the Executive Council of Rhone-Poulenc Rorer until December 1997. He joined Rhone-Poulenc Rorer in 1986 as Assistant Counsel and held various positions including Vice President and Assistant to the Chairman from 1991 to 1992.

              Christopher J. Coughlin, age 46, Executive Vice President and Chief Financial Officer. He had been Executive Vice President and Chief Financial Officer of Nabisco since 1996, and prior to that, he was Chief Financial Officer at Sterling Winthrop, Inc.

              Paul L. Matson, age 50, Senior Vice President, Human Resources. He had been Vice President, Human Resources, of Moore Corporation Limited until 1998. Prior to that he was a senior human resources executive with Miles, Inc., the U.S. subsidiary of Bayer Corporation.

              Mats G. Pettersson, age 53, Senior Vice President, Business Development. He had been Group Vice President of Pharmacia since 1993 and prior to that he was Chief Financial Officer of KabiVitrum AB, Stockholm, Sweden.

              Timothy G. Rothwell, age 47, Executive Vice President and President, Global Pharmaceutical Operations. He had been President of Rhone-Poulenc Rorer since 1996 and was a member of that Board of Directors since January 1997. He joined Rhone-Poulenc Rorer in 1995 as Executive Vice President and President, Pharmaceutical Operations. Prior to that he was CEO and President of the U.S. pharmaceutical business for Sandoz Pharmaceuticals.

              Carrie Smith Cox, age 41, Senior Vice President and Head, Global Business Management. She had been Vice President, Women's Health Care at Wyeth-Ayerst Laboratories division of American Home Products until August 1997.

ITEM 11.      EXECUTIVE COMPENSATION

              Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 20, 1999.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 20, 1999.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 20, 1999.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)1.  FINANCIAL STATEMENTS

              The following are included in the 1998 Annual Report to Shareholders (Exhibit 13) and are incorporated by reference into this Form 10-K pursuant to Item 8.

              Report of Independent Accountants - PricewaterhouseCoopers LLP

              Consolidated Statements of Earnings, Years ended December 31, 1998, 1997 and 1996.

              Consolidated Balance Sheets, December 31, 1998 and 1997.

              Consolidated Statements of Shareholders' Equity, Years ended December 31, 1998, 1997 and 1996.

              Consolidated Statements of Cash Flows, Years ended December 31, 1998, 1997 and 1996.

              Note 7. Earnings Per Common Share, Years ended December 31, 1998, 1997 and 1996.

              Note 21. Segment and Geographic Information, Years ended December 31, 1998, 1997 and 1996.

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

              (3)(ii)   By-laws of the Registrant.

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

              (10)(b) Form of Employment Agreement with original executive officers of Registrant, including G.A. Ando,
                        H. Astrom and M. Pettersson, dated January 4, 1996 (incorporated by reference to Exhibit (10)(c) to the Registrant's Form 10-K for the year ending December 31,
                        1995).

              (10)(c) Employment Agreement with Fred Hassan dated May 7, 1997 (incorporated by reference to Exhibit (10) to the Registrant's Form 10-Q for the quarter ending June 30,
                        1997).

              (10)(d) Employment Agreement with Richard T. Collier (incorporated by reference to Exhibit (10)(h) to the Registrant's Form 10-K for the year ending December 31,
                        1997).

              (10)(e) Employment Agreement with Timothy G. Rothwell (incorporated by reference to Exhibit (10)(i) to the Registrant's Form 10-K for the year ending December 31,
                        1997).

              (10)(f) Employment Agreement with Christopher J. Coughlin dated February 10, 1998.

              (10)(g) Employment Agreement with Carrie Smith Cox dated August 26, 1997.

              (10)(h) Employment Agreement with Paul L. Matson dated February 17, 1998.

              (10)(i) Long-Term Incentive Plan (incorporated by reference to Exhibit (10)(h) to the Registrant's Form 10-K for the year ending December 31, 1995).

              (10)(j) Annual Incentive Plan (incorporated by reference to Exhibit (10)(i) to the Registrant's Form 10-K for the year ending December 31, 1995).

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

                                         PHARMACIA & UPJOHN, INC.




                                  By:      /s/ Fred Hassan
                                       -----------------------------------------
                                       Fred Hassan
                                       President and Chief Executive
                                       Officer and Director


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


               Signature                                Title                                      Date
               ---------                                -----                                      ----


    /s/ /Soren Gyll                          Chairman of the Board and Director             February 16, 1999
----------------------------------
         Soren Gyll

    /s/ Fred Hassan                          President and Chief Executive Officer and      February 16, 1999
----------------------------------           Director
        Fred Hassan

    /s/ Christopher J. Coughlin              Executive Vice President (Chief Financial      February 16, 1999
----------------------------------           Officer)
      Christopher J. Coughlin

    /s/ Robert G. Thompson                   Senior Vice President (Chief Accounting        February 16, 1999
----------------------------------           Officer)
        Robert G. Thompson

     /s/ Richard H. Brown                    Director                                       February 16, 1999
----------------------------------
           Richard H. Brown

----------------------------------           Director                                       February 16, 1999
        Frank C. Carlucci

    /s/ Gustaf Douglas                       Director                                       February 16, 1999
----------------------------------
        Gustaf Douglas

    /s/ M. Kathryn Eickhoff                  Director                                       February 16, 1999
----------------------------------
        M. Kathryn Eickhoff

    /s/ Berthold Lindquist                   Director                                       February 16, 1999
----------------------------------
        Berthold Lindquist

    /s/ Olof Lund                            Director                                       February 16, 1999
----------------------------------
        Olof Lund

    /s/ C. Steven McMillan                   Director                                       February 16, 1999
----------------------------------
        C. Steven McMillan


         Signature                            Title                                      Date
         ---------                            -----                                      ----



    /s/ William U. Parfet                    Director                                February 16, 1999
----------------------------------
        William U. Parfet

    /s/ Ulla Reinius                         Director                                February 16, 1999
----------------------------------
        Ulla Reinius

    /s/ Bengt Samuelsson                     Director                                February 16, 1999
----------------------------------
        Bengt Samuelsson

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

(3)(ii)                    By-laws of the Registrant

(10)(f)                    Employment Agreement with Christopher J. Coughlin

(10)(g)                    Employment Agreement with Carrie Smith Cox

(10)(h)                    Employment Agreement with Paul L. Matson

(12)                       Computation of Ratio of Earnings to Fixed Charges

(13)                       Annual Report to Shareholders

(21)                       Subsidiaries of the Registrant

(23)                       Consent of Independent Accountants

(27)                       Financial Data Schedule