Form 10-Q
period 1999-03-31
PHARMACIA & UPJOHN INC
filed 1999-05-14
CIK 949573

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1999

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From           to

         ---------------------------------------------------------


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

The number of shares of Common Stock, $1 Par Value, outstanding as of May 4, 1999 was 506,757,856.

                               Page 1 of 22 pages
                   The exhibit index is set forth on page 18.

                       QUARTERLY REPORT ON FORM 10-Q

                         PHARMACIA & UPJOHN, INC.

                      QUARTER ENDED MARCH 31, 1999


                  INDEX OF INFORMATION INCLUDED IN REPORT

                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Statements of Earnings                          3

              Condensed Consolidated Statements of Cash Flows              4

              Condensed Consolidated Balance Sheets                        5

              Notes to Consolidated Financial Statements                   6

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10

  Item 3.     Quantitative and Qualitative Disclosures About
                Market Risk                                               17


Part II - OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                            18

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended March 31
(in millions of U.S. dollars, except per-share data)


                                                          Unaudited
                                                    ---------------------
                                                      1999          1998
                                                    -------       -------
Net sales                                           $ 1,774       $ 1,586

Cost of products sold                                   493           486
Research and development                                327           277
Selling, general and administrative                     668           567
Interest income, net                                    (11)          (18)
All other, net                                          (19)           (3)
                                                    -------       -------
Earnings before income taxes                            316           277
Provision for income taxes                               95            88
                                                    -------       -------
Net earnings                                        $   221       $   189
                                                    =======       =======

Net earnings per common share:

  Basic                                             $   .43       $   .37
                                                    =======       =======
  Diluted                                           $   .42       $   .36
                                                    =======       =======






                            See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

For the three months ended March 31

                                                               Unaudited
                                                          -----------------
                                                            1999      1998
                                                          --------   ------
Net cash (required) by operations                         $   (101)  $  (57)
                                                          --------   ------
Cash flows provided (required) by investment activities:
  Proceeds from sale of subsidiaries                            35        -
  Additions of properties                                      (84)     (93)
  Purchases of intangibles                                     (36)      (1)
  Proceeds from sales of investments                           100      256
  Purchases of investments                                     (30)    (161)
  Other                                                          6        8
                                                          --------   ------
Net cash (required) provided by investment activities           (9)       9
                                                          --------   ------
Cash flows provided (required) by financing activities:
  Repayment of debt                                            (14)    (133)
  Payments of ESOP debt                                        (22)     (16)
  Net increase in debt with initial maturity
    of 90 days or less                                         569      392
  Dividend payments                                           (141)    (141)
  Purchases of treasury stock                                 (144)      (9)
  Proceeds from exercise of stock options                       31        6
  Other                                                          8        3
                                                          --------   ------
Net cash provided by financing activities                      287      102
                                                          --------   ------
Effect of exchange rate changes on cash                        (27)      (8)
                                                          --------   ------
Net change in cash and cash equivalents                        150       46

Cash and cash equivalents, beginning of year                   857      775
                                                          --------   ------
Cash and cash equivalents, end of period                   $ 1,007   $  821
                                                          ========   ======



                            See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)

                                                     March 31,  December 31,
                                                       1999        1998
                                                    ----------- ------------
                    ASSETS                          (unaudited)
Current assets:
  Cash and cash equivalents                         $  1,007    $    857
  Short-term investments                                 268         352
  Trade accounts receivable, less allowance
    of $102 (1998: $103)                               1,412       1,417
  Inventories                                            984       1,032
  Other current assets                                   872         874
                                                    --------    --------
     Total current assets                              4,543       4,532
Long-term investments                                    435         454
Properties, net                                        3,135       3,226
Goodwill and other intangible assets, net              1,165       1,238
Other noncurrent assets                                  853         862
                                                    --------    --------
Total assets                                        $ 10,131    $ 10,312
                                                    ========    ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including current
    maturities of long-term debt                    $    890    $    332
  Other current liabilities                            2,089       2,519
                                                    --------    --------
     Total current liabilities                         2,979       2,851
Long-term debt and guarantee of ESOP debt                479         508
Other noncurrent liabilities                           1,294       1,353
                                                    --------    --------
Shareholders' equity:
  Preferred stock, one cent par value; at
    stated value; authorized 100,000,000 shares;
    issued 6,823 shares (1998: 6,863 shares)             275         277
  Common stock, one cent par value;
    authorized 1,500,000,000 shares; issued
    508,687,707 shares (1998: 508,682,707 shares)          5           5
  Capital in excess of par value                       1,351       1,376
  Retained earnings                                    5,573       5,493
  ESOP-related accounts                                 (239)       (254)
  Treasury stock                                        (129)        (35)
  Accumulated other comprehensive income              (1,457)     (1,262)
                                                    --------    --------
     Total shareholders' equity                        5,379       5,600
                                                    --------    --------
Total liabilities and shareholders' equity          $ 10,131    $ 10,312
                                                    ========    ========


                         See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(ALL U.S. DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE DATA)


A - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information presented herein is unaudited, other than the condensed consolidated balance sheet at December 31, 1998, which is derived from audited financial statements. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in the company's latest annual report on Form 10-K.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

The company is presenting its consolidated statement of earnings in a "single-step" format and, accordingly, reclassifications of prior year amounts have been made to conform to this presentation. Certain other reclassifications of 1998 data have been made to conform to the current year's presentation.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The company expects to adopt SFAS No. 133 no earlier than January 1, 2000, and is currently assessing the impact of adoption on its financial position, results of operations, and liquidity.


B - INVENTORIES

                                                      March 31,   December 31,
                                                        1999          1998
                                                     ----------   -----------
    Estimated replacement cost (FIFO basis):
    Pharmaceutical and other finished products       $      512   $       558
    Raw materials, supplies and work-in-process             617           628
                                                     ----------   -----------
                                                          1,129         1,186
    Less reduction to LIFO cost                            (145)         (154)
                                                     ----------   -----------
                                                      $     984   $     1,032
                                                     ==========   ===========

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $535 at March 31, 1999, and $521 at December 31, 1998.


C - CONTINGENT LIABILITIES

The consolidated balance sheets include accruals for estimated product litigation and environmental liabilities. The latter includes exposures related to discontinued operations, including the industrial chemical facility referred to below and several sites which, under the Comprehensive Environmental Response, Compensation, and Liability Act, are commonly known as Superfund sites (see Note D). The company's ultimate liability in connection with Superfund sites depends on many factors, including the number of other responsible parties and their financial viability and the remediation methods and technology to be used. Actual costs to be incurred may vary from the estimates given the inherent uncertainties in evaluating environmental exposures.

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


D - LITIGATION

The company is involved in a number of legal and environmental proceedings. These include a substantial number of product liability suits claiming damages as a result of the use of the company's products and administrative and judicial proceedings at approximately 50 "Superfund" sites.

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

The company has been a party along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, some of which were consolidated and transferred to the Federal District Court for the Northern District of Illinois. These suits, brought by independent pharmacies and chains, generally allege unlawful conspiracy, price discrimination and price fixing and, in some cases, unfair competition, and specifically allege that the company and the other named defendants violated the following: (1) the Robinson-Patman Act by giving substantial discounts to hospitals, nursing homes, mail-order pharmacies and health maintenance organizations ("HMOs") without offering the same discounts to retail drugstores, and (2) Section I of the Sherman Antitrust Act by entering into illegal vertical combination with other manufacturers and wholesalers to restrict certain discounts and rebates so they benefited only favored customers. The Federal District Court for the Northern District of Illinois certified a national class of retail pharmacies in November 1994. Similar actions by proposed retailer classes have been filed in the state courts of Alabama, California, Minnesota, Mississippi, and Wisconsin. Eighteen class action lawsuits seeking damages based on the same alleged conduct have been filed in 14 states and the District of Columbia. The plaintiffs claim to represent consumers who purchased prescription drugs in those jurisdictions and four other states. Two of the lawsuits have been dismissed. The company announced in 1998 that it reached a settlement with the plaintiffs in the federal class action cases for $103 which it paid during the first quarter of 1999. The company believes that any potential remaining liability above amounts accrued will not have a material adverse effect on the company's consolidated financial position, its results of operations, or liquidity.


E - RESTRUCTURING

The company initiated a global turnaround program in 1997 to rationalize infrastructure, establish a global headquarters, and eliminate duplicate resources in manufacturing, administration, and research and development. At March 31, 1999, the remaining accrual balance was $104.

F - COMPREHENSIVE INCOME

Comprehensive income was $27 and $65 for the three months ended March 31, 1999 and March 31, 1998, respectively.


G - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to holders of common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed assuming the exercise of stock options, conversion of preferred stock, and the issuance of stock as incentive compensation to certain employees. Under these assumptions, the weighted-average number of common shares outstanding is increased accordingly, and net earnings is reduced by an incremental contribution to the Employee Stock Ownership Plan (ESOP). This contribution is the after-tax difference between the income the ESOP would have received from the preferred stock and the assumed dividend yield to be earned on the common shares.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

For the three months ended March 31,       1999      1999      1998      1998
                                          Basic    Diluted    Basic    Diluted
                                         -------   -------   -------   -------
EPS numerator:
Net earnings                             $   221   $   221   $   189   $   189
Less: Preferred stock dividends,
  net of tax                                  (3)        -        (3)        -
Less: ESOP contribution, net of tax            -        (1)        -        (1)
                                         -------   -------   -------   -------
Income available to common shareholders  $   218   $   220   $   186   $   188
                                         =======   =======   =======   =======


For the three months ended March 31,       1999      1999      1998      1998
                                          Basic    Diluted    Basic    Diluted
                                         -------   -------   -------   -------
EPS denominator:
Average common shares outstanding            507       507       507       507
Effect of dilutive securities:
       Stock options                           -         7         -         3
       Convertible preferred stock and
         incentive compensation                -        10         -        11
                                         -------   -------   -------   -------
Total shares                                 507       524       507       521
                                         =======   =======   =======   =======


Earnings per share                       $   .43   $   .42   $   .37   $   .36
                                         =======   =======   =======   =======


H - SEGMENT INFORMATION

The company's core business is the development, manufacture and sale of pharmaceutical products. The pharmaceutical segment includes prescription and nonprescription products for humans and animals. The nonpharmaceutical segment includes diagnostics, nutrition, plasma and biotechnology products. The following table shows revenues and expenses for the company's operating segments and reconciling items necessary to total to amounts in the consolidated financial statements. Information about segment interest income and expense, income taxes, corporate support functions, and depreciation are not available on a segment basis. There are no intersegment revenues.

                                       Sales                 Profit
                                 ------------------   --------------------
For the quarter ended March 31,    1999       1998       1999       1998
                                 -------    -------   ---------  ---------
Pharmaceutical                   $ 1,676    $ 1,430   $     366  $     306
Nonpharmaceutical                     98        156          24         29
                                 -------    -------   ---------  ---------
                                 $ 1,774    $ 1,586         390        335
                                 =======    =======

                     Unallocated corporate and other        (74)       (58)
                                                      ---------  ---------
                        Earnings before income taxes  $     316  $     277
                                                      =========  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL REVIEW


OVERVIEW

Sustaining its 1998 turnaround, the company achieved double-digit sales and earnings growth in the first quarter of 1999. Earnings growth was driven by a 28 percent increase in U.S. pharmaceutical segment sales and improvements in both the company's gross margin and effective tax rate. In contrast to prior years, the impact of currency exchange rate fluctuations had a nominal favorable impact on sales and earnings. In the following discussion of consolidated results, the three-month period ended March 31, 1999 is compared to the corresponding period in 1998 unless otherwise noted. The table below provides an overview of consolidated results in millions of U.S. dollars, except per-share data.

                                               1999     Percent Chg.   1998
                                              ------    ------------  ------
Net sales                                     $1,774       11.8%      $1,586
Earnings before income taxes                     316       14.1          277
Net earnings                                     221       17.4          189
Net earnings per common share:
  Basic                                       $  .43       16.2       $  .37
  Diluted                                     $  .42       16.7       $  .36


NET SALES

During the last two years, the company sold substantially all of its nutrition and biotechnology businesses. The following discussion excludes sales of these divested businesses from total reported sales to facilitate year-to-year comparisons.

Consolidated sales increased 17 percent in 1999. This growth is composed of a 13 percent volume increase, a 3 percent price increase, and a 1 percent favorable exchange impact. Sales growth was driven by strong performances of key products XALATAN and DETROL/DETRUSITOL as both products continue to be launched in new markets throughout the world. Because the current-to-prior year comparisons in upcoming quarters will begin to incorporate the 1998 U.S. launch of Detrol, management does not expect to achieve double-digit sales growth on a consolidated basis for the full year.

As evidenced in the table below, sales in the U.S. rose 29 percent in the quarter while sales outside the U.S. increased 9 percent. The proportion of global sales from the U.S. continues to rise and now represents 41 percent of total consolidated sales. In Japan, the company's second largest market, sales increased 22 percent reflecting improved performance and a favorable currency effect. Sales performance by country in the following table is based on location of customer and is in millions of U.S. dollars:

                                                 Net        Percent
                                               Percent      Change
Three months ended March 31,         1999      Change      Excl.Ex.*       1998
                                   -------     -------     ---------     -------
United States                      $   717        28.6%         28.6%    $   557
Japan                                  152        22.0          11.1         125
Italy                                  108         6.4           2.5         102
Germany                                 91         6.8           2.4          85
United Kingdom                          77        13.4          14.0          68
France                                  74        19.2          14.8          62
Sweden                                  67         3.9           3.7          64
Spain                                   43        18.7          14.3          36
Rest of world                          415         4.5           7.4         398
                                   -------     -------     ---------     -------
Total sales, excluding
      divested businesses            1,744        16.5          15.6       1,497
Divested businesses                     30         n/a           n/a          89
                                   -------     -------     ---------     -------
Consolidated net sales             $ 1,774        11.8%         10.9%    $ 1,586
                                   =======     =======     =========     =======

*Underlying growth equals percent change excluding currency exchange effects.


The company reports its operations within two segments as illustrated in the table below:

                                                            Percent
Three months ended March 31,                       1999     Change      1998
                                                 --------  --------   --------
Pharmaceutical segment sales                     $  1,676      17.3%  $  1,430
Nonpharmaceutical segment sales*                       68       0.7         67
                                                 --------  --------   --------
Total sales, excluding divested businesses       $  1,744      16.5%  $  1,497
                                                 ========  ========   ========

*Excludes divested businesses

The increase in pharmaceutical segment sales was driven by a 28 percent increase in the U.S. Outside the U.S., sales increased 10 percent. Performance of the nonpharmaceutical segment was flat in the year-to-year comparison. Additional segment information may be found in Note H to the consolidated financial statements.

PHARMACEUTICAL PRODUCT SALES

A period-to-period consolidated net sales comparison of the company's top 20 pharmaceutical segment products (including generic equivalents where applicable) is provided in the table below.

U.S. dollars in millions                         Net
                                               Percent
Three months ended March 31,         1999      Change         1998
                                   -------     -------      --------
GENOTROPIN                         $   105        37.0%     $     77
XALATAN                                102        45.9            70
CLEOCIN/DALACIN                         91        27.6            71
XANAX                                   88        16.6            76
MEDROL                                  77        18.5            65
DEPO-PROVERA                            66        28.4            51
DETROL/DETRUSITOL                       65         n/a             2
CAMPTOSAR                               64        52.8            42
NICORETTE                               60        15.7            52
FRAGMIN                                 51        15.6            44
PHARMORUBICIN                           46         0.7            46
HEALON                                  32        (7.3)           34
MICRONASE/GLYNASE                       30        (5.1)           31
PROVERA                                 28         8.2            26
ROGAINE/REGAINE                         26       (16.8)           31
AZULFIDINE/SALAZOPYRIN                  23         6.5            22
HALCION                                 22         8.5            20
MIRAPEX/MIRAPEXIN                       19        80.8            10
ADRIAMYCIN                              18        (0.6)           18
VANTIN                                  18       (17.1)           21
                                   -------       -----      --------
Total                              $ 1,031        27.4%     $    809
                                   =======       =====      ========

DETROL/DETRUSITOL, a therapy for overactive bladder with symptoms of urinary urgency, frequency and urge incontinence, led product sales growth in the first quarter. The product was launched in the U.S. in April 1998 and continues to experience strong acceptance in the U.S. and international markets. During the first quarter, the company initiated branded direct-to-consumer television advertising in the U.S. to continue to build awareness of DETROL for the treatment of overactive bladder.

XALATAN, a novel therapy for glaucoma, posted double-digit growth in the first quarter. Sales continue to be led by the U.S. where the product increased its prescription market share to 25 percent. Non-U.S. sales accounted for 38 percent of sales in the quarter as the product gained market share and reimbursement in key European countries. In March, XALATAN was approved in Japan for the first-line treatment of glaucoma and ocular hypertension and will be launched during the second quarter. In preparation for the launch in the world's second largest glaucoma market, the company has tripled its ophthalmology sales force in Japan.

Sales of GENOTROPIN, a growth hormone, also increased during the first quarter due in part to the favorable effects of currency and the 1998 retrieval of the product in Japan from a former licensee. U.S. sales continue to grow as the company captures an increasing share of new patients.

Other products posting strong sales performances in 1999 included CAMPTOSAR, NICORETTE, MIRAPEX/MIRAPEXIN, and FRAGMIN. Sales of CAMPTOSAR, for metastatic colorectal cancer, continued to react positively to the FDA's full approval of the product in October 1998 based on improved survival data. A portion of the growth was also attributable to changes in trade inventory buying patterns. The NICORETTE line of products to treat tobacco dependency performed well due in part to the recent introduction of the new mint-flavored NICORETTE gum in the United States. Sales of MIRAPEX/MIRAPEXIN, a treatment for Parkinson's disease, grew over 80 percent as the product maintained its position as the leading dopamine agonist in both new and total prescriptions in the U.S. FRAGMIN, a low molecular weight heparin for preventing the formation of blood clots, registered double-digit growth in 1999. During the quarter, the company received approval from the FDA for a new indication for FRAGMIN in the U.S. for the prevention of deep-vein thrombosis following hip replacement surgery.

DEPO-PROVERA, CLEOCIN/DALACIN, MEDROL, XANAX, and PROVERA also recorded higher sales in 1999. Sales growth of these products was influenced in part by trade inventory purchasing and is expected to moderate over the remainder of the year.


COSTS, EXPENSES AND OTHER

The company is presenting its consolidated statement of earnings for the first time in a "single-step" format and, accordingly, reclassifications of prior year amounts have been made to conform to this presentation. Consolidated expenses, stated as a percentage of net sales, are provided in the table below.

First quarter ended March 31,               1999         1998
                                            ----         ----
Cost of products sold                       27.8%        30.6%
Research and development                    18.5         17.5
Selling, general & administrative           37.6         35.7

A favorable comparison in product and business mix continued to drive cost of products sold lower as a percentage of sales. Newer products, representing an increasing percentage of the company's sales, contribute a higher gross margin than older products in vigorous price competition. The divestment of the lower-margin nutrition business also contributed to the improvement. Improvements in production efficiencies in the quarter were offset by unfavorable manufacturing variances related to increased project activity and lower volumes.

Both selling, general and administrative (SG&A) expense and research and development (R&D) expense rose as a percentage of sales in 1999. The increase in SG&A expense reflected continuing investments in worldwide sales force expansions and product marketing, particularly for DETROL/DETRUSITOL, EDRONAX, and XALATAN. R&D expense increased in part due to clinical development spending on ZYVOX (linezolid), the first of a new class of antibiotics. Management expects to submit a New Drug Application (NDA) for ZYVOX, now in Phase III clinical trials, by the end of 1999. In addition, R&D spending on an increased number of external research collaborations, licensing agreements, and Phase IV studies drove R&D higher in the current year.

Pharmaceutical segment profits were $366 million in 1999, up from $306 million in the prior year primarily due to higher U.S. sales levels. Nonpharmaceutical segment profits fell to $24 million in 1999 from $29 million in 1998, a decline attributable to the divestment of the majority of the nutrition business.

Net interest income fell in 1999 primarily due to a combination of lower investment balances and lower interest rates. The increase in "All other, net" in the current year is attributable to gains on the sale of equity securities and company holdings in affiliates. The estimated annual effective tax rate improved from 32 percent in 1998 to 30 percent in 1999 as a result of increased earnings in jurisdictions with lower tax rates.


TURNAROUND

To rationalize infrastructure, establish a global headquarters, and eliminate duplicate resources in manufacturing, administration, and research and development, the company implemented a global turnaround program in 1997. At March 31, 1999, the remaining accrual balance was $104 million. Cash spending in the first quarter was primarily for employee separation costs and was approximately $28 million, down from the first quarter of 1998 when spending approximated $36 million.

The company also incurred restructuring-related charges in 1999 and 1998. These charges, while not included in restructuring, are one-time costs associated with the turnaround program. They include relocation expenses to establish the global headquarters in New Jersey and registration and validation costs associated with the company's manufacturing rationalization program. Management expects to record additional restructuring-related expenses, primarily relocation expenses, in 1999. Relocation costs are expected to range between $55 million and $75 million for the full year and will mainly be incurred during the final three quarters.


COMPREHENSIVE INCOME

Comprehensive income equals net earnings plus other comprehensive income (OCI). For Pharmacia & Upjohn, OCI includes currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Comprehensive income for the three months ended March 31, 1999, and March 31, 1998, was $27 million and $65 million, respectively. The difference between net earnings and comprehensive income in both years was largely due to unfavorable currency translation adjustments reflecting the greater strength of the dollar against most major currencies at March 31 as compared to the previous December 31.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

                                                   March 31,     December 31,
                                                     1999           1998
                                                   ---------     ------------
Working capital (U.S. dollars in millions)         $   1,564     $      1,681
Current ratio                                         1.53:1           1.59:1
Debt to total capitalization                            20.2%            13.0%

The company's working capital and current ratio decreased at the end of the first quarter as compared to year-end largely due to an increase in short-term debt. Higher short-term debt levels also caused the decrease in the percentage of debt to total capitalization as well as the decrease in net financial assets, as illustrated below. Significant cash payments in the first quarter, including expenditures for the stock repurchase program and the settlement of the retail pharmacy lawsuit, led to the rise in short-term debt levels.

                                                   March 31,     December 31,
                                                     1999            1998
                                                   ---------     ------------
Cash, equivalents and investments                  $   1,710     $      1,663
Short-term and long-term debt                          1,369              840
                                                   ---------     ------------
Net financial assets                               $     341     $        823
                                                   =========     ============

Net cash required by operations in 1999 increased to $101 million from $57 million for the same period in 1998. The increase in earnings over the prior year was more than offset by large cash expenditures during the quarter including the previously mentioned lawsuit settlement payment. Within financing activities, a significant use of cash in 1999 was the purchase of company stock under the stock repurchase program announced in late 1998. In both years, expenditures for the company's quarterly dividend and property, plant, and equipment (capital) represented material investing uses of cash. Capital expenditures in 1999 mainly relate to expansion and improvement of the headquarters in New Jersey and research and manufacturing facilities in Ireland, Puerto Rico, and Sweden.

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


YEAR 2000 DATE RECOGNITION PROBLEM

The company's global program to address the year 2000 (Y2K) date recognition problem continues to make good progress towards its ultimate goal to ensure the millennium event does not have a material adverse effect on the company's operations. The project, launched in early 1997 and managed by a global team consisting of technical, functional and business leaders, is led by a program director who reports to the chief information officer and an executive operations group. Hundreds of employees worldwide are involved in this effort.

The program encompasses three distinct efforts: (1) assessment and remediation of information technology (IT) systems; (2) assessment and remediation of embedded systems; and (3) assessment of high-level business risks and development of contingency plans to address those risks. Status reports of the global program's progress have been regularly provided to the company's board of directors since the inception of the program. Assessment, remediation, and testing for over 90 percent of IT and embedded systems are expected to be completed by June 1999; completion of remaining systems is expected during the third quarter. The latter half of 1999 is reserved for integration testing, a more comprehensive exercise to ensure critical systems will work together. The high-level business risk assessment is completed and development of the resulting contingency plans is well underway, especially for those plans involving steps to be taken during 1999.

An independent assessment of the program was completed in April 1999. The report concluded that the company should reach a level of "operational sustainability" through the year 2000. As defined by the independent assessor, achieving this level of operational sustainability provides assurance that an organization has eliminated risk of revenue-interrupting Y2K failures. The company's global program was assessed as "very good" in comparison to the independent assessor's best practices model.

Much of the Y2K effort is being supported by a reallocation of existing resources. The company anticipates total spending of $150 million between 1997 and 2000 largely on replacement of applications that, for reasons other than Y2K non-compliance, had been previously selected for replacement. Many of the replacement applications, such as the new SAP financial systems, offer improved functionality and commonality over predecessor systems and, at the same time, resolve the Y2K problem. To date, the company estimates actual spending of $115 million of the total projected costs.

There are many factors beyond the company's control that could cause the Y2K problem to seriously disrupt operations and the company can provide no assurance that these factors will not cause it to experience business disruptions. For example, a widespread failure in the utilities industry could severely interrupt or even halt the company's operations. There are other risks, however, for which the company may prepare and, in so doing, reduce its exposure. These risks include a disruption in the supply of product with particular emphasis on failures of raw material suppliers, third-party manufacturers, and external distribution channels; internal infrastructure failures such as utilities, communications, internal IT services and integrated IT systems; non-U.S. government failures, especially as they impact import and export activity; and major customer failures or interruptions. The scope of the company's efforts regarding these risks is limited to key products, key markets, critical suppliers, and major customers.

To reduce the impact of these failures were they to occur, the company is developing contingency plans for the most critical business processes. These plans represent a diversity of approaches and include maintaining higher inventory levels, developing secondary sources for strategic product chain links, and documenting back-up procedures and manual work-arounds. The ongoing assessment of critical external partners also plays an important role in contingency planning with appropriate actions mapped out at predetermined decision points depending on the outcome. The company is in the process of sending questionnaires to all major suppliers, third-party manufacturers, and customers and auditing critical suppliers and third-party manufacturers in an attempt to calculate, to the extent possible, where the company faces the greatest risk of failure. In addition, management will implement a company-wide program to strictly control and limit changes to major IT systems during the latter half of 1999 to reduce potential additional exposures and to concentrate IT resources on integration testing and other Y2K-related efforts. Neither this program nor the previously mentioned reallocation of resources will have an adverse effect on non-Y2K mission-critical projects. Barring critical failures arising from factors beyond the company's direct control, management believes that by meeting the objectives of its Y2K program, the date recognition problem should not have a material adverse effect on the company's consolidated financial position, its results of operations, or liquidity.


OTHER

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The company expects to adopt SFAS No. 133 no earlier than January 1, 2000, and is currently assessing the impact of adoption on its financial position, results of operations, and liquidity.


FORWARD-LOOKING INFORMATION

Certain statements contained in this report, such as statements concerning the company's anticipated financial or product performance, its ability to pay dividends, and other non-historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Since these statements are based on factors that involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others: sales and earnings projections; the effectiveness of and expense estimates related to future projects including restructuring plans, the Year 2000 date recognition problem, and conversion to the euro; management's ability to make further progress under the company's global turnaround program; the company's ability to successfully market new and existing products in new and existing markets; the success of the company's research and development activities and the speed with which regulatory authorizations and product rollouts may be achieved; fluctuations in currency exchange rates; the effects of the company's accounting policies and general changes in generally accepted accounting practices; the company's exposure to product liability lawsuits and contingencies related to actual or alleged environmental contamination; the company's exposure to antitrust lawsuits; social, legal and political developments, especially those relating to health care reform and product liabilities; general economic and business conditions; the company's ability to attract and retain current management and other employees of the company; and other risks and factors detailed in the company's other Securities and Exchange Commission filings, including its Proxy Statement and Annual Report on Form 10-K for the year ended December 31, 1998.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes from the disclosures in Form 10-K filed with the Securities and Exchange Commission on December 31, 1998.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)(i)   Exhibit A - Independent Accountant's Report (page 20).

         (a)(ii)  Exhibit 12 - Ratio of Earnings to Fixed Charges (page 21).

         (a)(iii) Exhibit 15 - Awareness of PricewaterhouseCoopers (page 22).

         (a)(iv)  Exhibit 27 - Financial Data Schedule (EDGAR filing only).

         (b) Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PHARMACIA & UPJOHN, INC.
                                        (Registrant)


DATE:  May 14, 1999                  /S/C.J. Coughlin
                                        C. J. Coughlin
                                        Executive Vice President
                                        and Chief Financial Officer



DATE:  May 14, 1999                  /S/R.T. Collier
                                        R. T. Collier
                                        Senior Vice President
                                        and General Counsel

Exhibit A

Independent Accountant's Report


To the Shareholders and Board of Directors of Pharmacia & Upjohn, Inc.

We have reviewed the condensed consolidated balance sheet of Pharmacia & Upjohn, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of earnings and condensed consolidated statements of cash flows for the three-month period ended March 31, 1999 and 1998. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statement of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 10, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP

Florham Park, New Jersey
April 27, 1999

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------

        Exhibit A - Independent Accountant's Report
        Exhibit 12 - Ratio of Earnings to Fixed Charges
        Exhibit 15 - Awareness of PricewaterhouseCoopers
        Exhibit 27 - Financial Data Schedule