Form 10-Q
period 1999-06-30
PHARMACIA & UPJOHN INC
filed 1999-08-13
CIK 949573

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

The number of shares of Common Stock, $1 Par Value, outstanding as of August 4,
1999            was 506,672,675.

                               Page 1 of 23 pages
                   The exhibit index is set forth on page 22.

                       QUARTERLY REPORT ON FORM 10-Q

                         PHARMACIA & UPJOHN, INC.

                      QUARTER ENDED JUNE 30, 1999


                  INDEX OF INFORMATION INCLUDED IN REPORT

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Statements of Earnings                          3

              Condensed Consolidated Statements of Cash Flows              4

              Condensed Consolidated Balance Sheets                        5

              Notes to Consolidated Financial Statements                   6

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       11

  Item 3.     Quantitative and Qualitative Disclosures About
                Market Risk                                               21


Part II - OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                            22

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($s in millions, except per-share data)

                                                 Unaudited
                               -----------------------------------------------
                                   For Three Months           For Six Months
                                   Ended June 30,             Ended June 30,
                               -----------------------     -------------------
                                   1999          1998         1999      1998
                                ----------    ---------     --------  --------
Net sales                       $ 1,760       $ 1,654       $ 3,534   $ 3,240

Cost of products sold               447           493           940       979
Research and development            324           295           651       573
Selling, general and
  administrative                    677           700         1,345     1,266
Interest income, net                 (9)          (16)          (20)      (34)
All other, net                       13           (34)           (6)      (37)
                                ----------    ---------     --------  --------
Earnings before income taxes        308           216           624       493
Provision for income taxes           92            70           187       158
                                ----------    ---------     --------  --------
Net earnings                     $  216        $  146       $   437   $   335
                                ==========    =========     ========  ========

Net earnings per common share:

  Basic                            $.42          $.28          $.85      $.65
                                   ====          ====          ====      ====
  Diluted                          $.41          $.28          $.83      $.64
                                   ====          ====          ====      ====




                           See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($s in millions)


For the six months ended June 30

                                                                   Unaudited
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Net cash provided by operations                              $   185    $   234
                                                             --------   --------
Cash flows provided (required) by investment activities:
  Proceeds from sale of subsidiaries                              35          -
  Additions of properties                                       (220)      (221)
  Purchases of intangibles                                      (123)        (6)
  Proceeds from sales of investments                             327        582
  Purchases of investments                                       (83)      (336)
  Other                                                            6          5
                                                             --------   --------
Net cash (required) provided by investment activities            (58)        24
                                                             --------   --------
Cash flows provided (required) by financing activities:
  Repayment of debt                                              (31)      (147)
  Payments of ESOP debt                                          (22)       (16)
  Net increase in debt with initial maturity
    of 90 days or less                                           405        377
  Dividend payments                                             (281)      (283)
  Purchases of treasury stock                                   (170)       (31)
  Proceeds from exercise of stock options                         41         25
  Other                                                           24         14
                                                             --------   --------
Net cash (required) by financing activities                      (34)       (61)
                                                             --------   --------
Effect of exchange rate changes on cash                          (48)        (3)
                                                             --------   --------
Net change in cash and cash equivalents                           45        194

Cash and cash equivalents, beginning of year                     857        775
                                                             --------   --------
Cash and cash equivalents, end of period                     $   902    $   969
                                                             ========   ========





                             See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($s in millions)

                                                    June 30,      December 31,
                                                      1999            1998
                                                   -----------    -----------
                    ASSETS                         (unaudited)
Current assets:
  Cash and cash equivalents                        $    902       $    857
  Short-term investments                                130            352
  Trade accounts receivable, less allowance
    of $100 (1998: $103)                              1,383          1,417
  Inventories                                         1,011          1,032
  Other current assets                                  847            874
                                                   -----------    -----------
     Total current assets                             4,273          4,532
Long-term investments                                   411            454
Properties, net                                       3,178          3,226
Goodwill and other intangible assets, net             1,208          1,238
Other noncurrent assets                                 891            862
                                                   -----------    -----------
Total assets                                       $  9,961       $ 10,312
                                                   ===========    ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including current
    maturities of long-term debt                   $    926       $    332
  Other current liabilities                           2,074          2,519
                                                   -----------    -----------
     Total current liabilities                        3,000          2,851
Long-term debt and guarantee of ESOP debt               284            508
Other noncurrent liabilities                          1,305          1,353
                                                   -----------    -----------
Shareholders' equity:
  Preferred stock, one cent par value; at
    stated value; authorized 100,000,000 shares;
    issued 6,791 shares (1998: 6,863 shares)            273            277
  Common stock, one cent par value;
    authorized 1,500,000,000 shares; issued
    506,597,506 shares (1998: 508,682,707 shares)         5              5
  Capital in excess of par value                      1,329          1,376
  Retained earnings                                   5,649          5,493
  ESOP-related accounts                                (242)          (254)
  Treasury stock                                       (120)           (35)
  Accumulated other comprehensive income             (1,522)        (1,262)
                                                   -----------    -----------
     Total shareholders' equity                       5,372          5,600
                                                   -----------    -----------
Total liabilities and shareholders' equity         $  9,961       $ 10,312
                                                   ===========    ===========





                             See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
($S IN MILLIONS, EXCEPT PER-SHARE DATA)


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

In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim period financial statements presented and are of a normal recurring nature. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The company is presenting its consolidated statement of earnings in a "single-step" format and, accordingly, reclassifications of prior year amounts have been made to conform to this presentation.

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

B - INVENTORIES

                                                      June 30,    December 31,
                                                        1999          1998
                                                     ----------   -----------
    Estimated replacement cost (FIFO basis):
    Pharmaceutical and other finished products        $   477        $  558
    Raw materials, supplies and work-in-process           679           628
                                                     ----------    ----------
                                                        1,156         1,186
    Less reduction to LIFO cost                          (145)         (154)
                                                     ----------    ----------
                                                      $ 1,011        $1,032
                                                     ==========    ==========

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $554 at June 30, 1999, and $521 at December 31, 1998.

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

D - LITIGATION

The company is involved in a number of legal and environmental proceedings. These include a substantial number of product liability suits claiming damages as a result of the use of the company's products as well as administrative and judicial proceedings at approximately 50 Superfund sites.

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

The company has been a party along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, some of which were consolidated and transferred to the Federal District Court for the Northern District of Illinois. These suits, brought by independent pharmacies and chains, generally allege unlawful conspiracy, price discrimination and price fixing and, in some cases, unfair competition, and specifically allege that the company and the other named defendants violated the following: (1) the Robinson-Patman Act by giving substantial discounts to hospitals, nursing homes, mail-order pharmacies and health maintenance organizations ("HMOs") without offering the same discounts to retail drugstores, and (2) Section I of the Sherman Antitrust Act by entering into illegal vertical combination with other manufacturers and wholesalers to restrict certain discounts and rebates so they benefited only favored customers. The Federal District Court for the Northern District of Illinois certified a national class of retail pharmacies in November 1994. Similar actions by proposed retailer classes have been filed in the state courts of Alabama, California, Minnesota, Mississippi, and Wisconsin. Eighteen class action lawsuits seeking damages based on the same alleged conduct have been filed in 14 states and the District of Columbia. The plaintiffs claim to represent consumers who purchased prescription drugs in those jurisdictions and four other states. Two of the lawsuits have been dismissed. The company announced in 1998 that it reached a settlement with the plaintiffs in the federal class action cases for $103 which was paid during the first quarter of 1999.

The company believes that any potential remaining liability above amounts accrued will not have a material adverse effect on the company's consolidated financial position, its results of operations, or liquidity.

E - RESTRUCTURING

The company initiated a global turnaround program in 1997 to rationalize infrastructure, establish a global headquarters, and eliminate duplicate resources in manufacturing, administration, and research and development. At June 30, 1999, the remaining accrual balance was $94. Cash spending caused the decrease in the accrual.

F - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended June 30, 1999, and June 30, 1998, was $150 and $159, respectively. Total comprehensive income for the six months ended June 30, 1999, and June 30, 1998, was $177 and $224, respectively.

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:


For the three months ended June 30,        1999      1999      1998       1998
                                          Basic    Diluted    Basic    Diluted
                                         -------   -------   -------   -------
EPS numerator:
Net earnings                              $ 216     $ 216     $ 146     $ 146
Less: Preferred stock dividends,
  net of tax                                 (3)        -        (3)        -
Less: ESOP contribution, net of tax           -        (1)        -        (1)
                                         -------   -------   -------   -------
Income available to common shareholders   $ 213     $ 215     $ 143     $ 145
                                         =======   =======   =======   =======

For the three months ended June 30,        1999      1999      1998      1998
                                          Basic    Diluted    Basic    Diluted
                                         -------   -------   -------   -------
EPS denominator:
Average common shares outstanding           507       507       508       508
Effect of dilutive securities:
       Stock options                          -         6         -         4
       Convertible preferred stock and
         incentive compensation               -        10         -        10
                                         -------   -------   -------   -------
Total shares                                507       523       508       522
                                         =======   =======   =======   =======


Earnings per share                         $.42      $.41      $.28      $.28
                                         =======   =======   =======   =======

For the six months ended June 30,          1999      1999      1998      1998
                                          Basic    Diluted    Basic    Diluted
                                         -------   -------   -------   -------
EPS numerator:
Net earnings                              $ 437     $ 437     $ 335     $ 335
Less: Preferred stock dividends,
  net of tax                                 (6)        -        (6)        -
Less: ESOP contribution, net of tax           -        (2)        -        (2)
                                         -------   -------   -------   -------
Income available to common shareholders   $ 431     $ 435     $ 329     $ 333
                                         =======   =======   =======   =======

                                           1999      1999      1998      1998
                                          Basic    Diluted    Basic    Diluted
                                         -------   -------   -------   -------
EPS denominator:
Average common shares outstanding           507       507       508       508
Effect of dilutive securities:
       Stock options                          -         6         -         3
       Convertible preferred stock and
         incentive compensation               -        10         -        11
                                         -------   -------   -------   -------
Total shares                                507       523       508       522
                                         =======   =======   =======   =======


Earnings per share                         $.85      $.83      $.65      $.64
                                         =======   =======   =======   =======


H - SEGMENT INFORMATION

The company's core business is the development, manufacture and sale of pharmaceutical products. The pharmaceutical segment includes prescription and nonprescription products for humans and animals. The nonpharmaceutical segment includes diagnostics, plasma, nutrition, and biotechnology businesses.

The following table shows revenues and expenses for the company's operating segments and reconciling items necessary to total to amounts in the consolidated financial statements. Information about segment interest income and expense, income taxes, corporate support functions, and depreciation are not available on a segment basis. There are no intersegment revenues.

                                       Sales                 Profit
                                -------------------   --------------------
For the three months ended June 30, 1999       1998       1999       1998
                                ---------  ---------  ---------  ---------
Pharmaceutical                   $ 1,663    $ 1,488    $   365    $   293
Nonpharmaceutical                     97        166         30         38
                                ---------  ---------  ---------  ---------
                                 $ 1,760    $ 1,654        395        331
                                =========  =========

                     Unallocated corporate and other       (87)      (115)
                                                      ---------  ---------
                        Earnings before income taxes   $   308    $   216
                                                      =========  =========

                                       Sales                 Profit
                                -------------------   --------------------
For the six months ended June 30,  1999       1998       1999       1998
                                ---------  ---------  ---------  ---------
Pharmaceutical                   $ 3,339    $ 2,918    $   731    $   599
Nonpharmaceutical                    195        322         54         67
                                ---------  ---------  ---------  ---------
                                 $ 3,534    $ 3,240        785        666
                                =========  =========

                     Unallocated corporate and other      (161)      (173)
                                                      ---------  ---------
                        Earnings before income taxes   $   624    $   493
                                                      =========  =========

I - SUGEN MERGER AGREEMENT

On June 15, 1999, the company entered into an agreement to merge with SUGEN. The merger, subject to the approval of SUGEN shareholders, is intended to be a tax-free reorganization accounted for as a pooling-of-interests. The expected completion of the SUGEN merger in the third quarter of 1999 will result in a restatement of financial statements to reflect the combined entities under pooling-of-interests accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL REVIEW


OVERVIEW

The company achieved double-digit sales and earnings growth in the second quarter and first half of 1999. Strong growth in U.S. pharmaceutical segment sales coupled with improvements in the company's gross margin and effective tax rate drove the growth in earnings. The impact of currency exchange rate fluctuations also had a favorable impact on earnings in the second quarter and, to a lesser extent, in the first half. Given the company's substantial research and manufacturing base in Europe, the weakening of European currencies translated into a positive exchange impact on earnings. The strengthening of the yen had a similar favorable effect, offset somewhat by the unfavorable impact of weaker Latin American currencies.

In the following discussion of consolidated results, the three-month and six-month periods ended June 30, 1999 are compared to the corresponding periods in 1998 unless otherwise noted. The table below provides an overview of consolidated results in millions of U.S. dollars, except per-share data.

                                    Second Quarter               Six Months
                               -----------------------      ---------------------
                                       Percent                     Percent
                                 1999  Change     1998      1999   Change     1998
                               ------  -------  ------     ------  -------  ------
Net sales                      $1,760    6.4%   $1,654     $3,534     9.1%  $3,240
Earnings before income taxes      308   42.9       216        624    26.7      493
Net earnings                      216   47.1       146        437    30.4      335
Net earnings per common share:
  Basic                        $  .42   50.0    $  .28     $  .85    30.8   $  .65
  Diluted                      $  .41   46.4    $  .28     $  .83    29.7   $  .64

When comparing operating performance for the second quarter and first half of 1999 to the same periods in 1998, one unusual item in the prior year should be excluded. In July 1998, the company reached a settlement of $103 million in a federal class-action lawsuit filed in 1993 on behalf of retail pharmacies. As a result of the settlement, the company increased its litigation reserves by $61 million, resulting in an after-tax charge of $41 million or $0.08 per share in the second quarter of 1998. The amount was recorded in selling, general and administrative expense.

On June 15, 1999, the company entered into an agreement to merge with SUGEN, Inc., a world leader in target-driven drug discovery and development. The merger, subject to the approval of SUGEN shareholders, is intended to be a tax-free reorganization accounted for as a pooling-of-interests and is expected to strengthen the company's research and development efforts by positioning P&U as a new challenger for leadership in the field of oncology. The expected completion of the SUGEN merger in the third quarter of 1999 will result in a restatement of financial statements to reflect the combined entities under pooling-of-interests accounting. In conjunction with the merger, the company also may incur certain charges during the second half of 1999.

NET SALES

During the last two years, the company sold its nutrition and biotechnology businesses. The following discussion excludes sales of these divested businesses from total reported sales to facilitate year-to-year comparisons.

Consolidated sales increased 11 percent in the second quarter and 14 percent in the first half of 1999. In the quarter, the growth was composed of an 11 percent volume increase, a 1 percent price increase, and a 1 percent negative exchange impact. In the first half, the growth was composed of a 12 percent volume increase and a 2 percent price increase. Sales growth was driven by strong performances of key products XALATAN and DETROL/DETRUSITOL as both products continued to be launched in new markets throughout the world. Because the current to prior-year comparisons have begun to incorporate the 1998 U.S. launch of Detrol, management does not expect sales growth for the full year to be as high as that achieved in the first half of 1999.

As shown in the table below, sales in the U.S. rose 21 percent in the second quarter while sales outside the U.S. increased 6 percent. In the first six months of 1999, U.S. sales increased 25 percent and non-U.S. sales increased 8 percent. The proportion of global sales from the U.S. continues to rise and now represents 40 percent of total consolidated sales. In Japan, the company's second largest market and the second largest pharmaceutical market in the world, sales increased 29 percent in the second quarter and 26 percent year-to-date reflecting improved performance and a favorable currency effect. Sales performance by country in the following table is based on location of customer and is in millions of U.S. dollars:

                                Second Quarter                   Six Months
                         ----------------------------   ----------------------------
                                        % Chg.                         % Chg.
                                 Net %   Excl.                  Net %   Excl.
                          1999  Change   Ex.*    1998    1999  Change   Ex.*    1998
                         -----  ------  ------  -----   -----  ------  ------  -----
United States           $  691   20.8%   20.8% $  572  $1,408   24.7%   24.7% $1,129
Japan                      176   29.0    15.1     137     329   25.6    13.3     262
Italy                      113    1.9     5.1     111     221    4.0     3.9     213
Germany                     87   (2.5)    0.7      89     178    2.1     1.5     174
United Kingdom              83   12.8    15.4      73     160   13.1    14.8     141
France                      68    5.6     8.9      65     142   12.3    11.8     126
Sweden                      63   (4.7)    2.9      66     129   (0.5)    3.2     130
Spain                       41    4.8     8.2      39      84   11.5    11.2      76
Rest of world              419    1.6     6.1     412     834    3.0     6.7     810
                        ------  ------  ------ ------  ------  -----   -----   -----
Total sales, excluding
   divested businesses   1,741   11.3    12.4   1,564   3,485   13.9    13.9   3,061
Divested businesses         19    n/a     n/a      90      49    n/a     n/a     179
                        ------  ------  ------ ------  ------  -----   -----  ------
Consolidated net sales  $1,760    6.4%    7.4% $1,654  $3,534    9.1     9.1  $3,240
                        ======  ======  ====== ======  ======  =====   =====  ======


*Underlying growth equals percent change excluding currency exchange effects.

The company reports its operations within two segments as illustrated in the table below:

                                      Second Quarter               Six Months
                                 ------------------------   ------------------------
                                          Percent                   Percent
                                  1999    Change    1998     1999   Change    1998
                                 -------  -------  ------   ------  -------  ------
Pharmaceutical segment sales     $1,663    11.7%   $1,488   $3,339    14.4%  $2,918
Nonpharmaceutical segment sales*     78     4.4        76      146     2.7      143
                                 ------   -----    ------   ------  ------   ------
Total sales,
   excluding divested businesses $1,741    11.3%   $1,564   $3,485    13.9%  $3,061
                                 ======   =====    ======   ======  ======   ======


*Excludes divested businesses

The increase in pharmaceutical segment sales was driven by a 20 percent increase in the U.S. in the second quarter and a 24 percent increase in the U.S. in the first half. Outside the U.S., pharmaceutical segment sales grew 7 percent and 8 percent, respectively, in the second quarter and first six months. Performance of the nonpharmaceutical segment also improved in the period-to-period comparisons. In accordance with its previously announced strategy to focus on its core pharmaceutical business, the company expects to complete the divestment of its global nutrition business by the end of 1999. In July, the company reached agreements to sell its remaining nutrition businesses in Germany and China. Additional segment information may be found in Note H to the consolidated financial statements.

PHARMACEUTICAL PRODUCT SALES

A period-to-period consolidated net sales comparison of the company's top 20 pharmaceutical segment products (including generic equivalents where applicable) is provided in the table below.

U.S. dollars in millions

                              Second Quarter                     Six Months
                     --------------------------------   ----------------------------
                                    Net                              Net
                                  Percent                          Percent
                       1999       Change       1998       1999     Change     1998
                     --------    --------    --------   --------  --------  --------
GENOTROPIN           $   112       18.1%     $    95    $   217     26.5%   $   172
XALATAN                  111       63.7           68        212     54.7        137
CLEOCIN/DALACIN           77        2.7           75        168     14.9        146
XANAX                     73       (6.1)          77        161      5.2        153
DETROL/DETRUSITOL         86      301.4           21        150    534.6         24
MEDROL                    70       11.2           63        147     14.9        128
DEPO-PROVERA              60       (0.8)          60        126     12.7        111
CAMPTOSAR                 66       49.9           44        129     51.3         85
NICORETTE                 62       31.2           47        123     23.1        100
FRAGMIN                   51        7.3           48        103     11.3         92
PHARMORUBICIN             52       27.4           41         99     13.2         87
HEALON                    36       (0.3)          36         68     (3.7)        70
MICRONASE/GLYNASE         18      (22.9)          23         48    (12.7)        54
PROVERA                   20      (20.2)          25         47     (5.8)        50
ROGAINE/REGAINE           36       24.9           29         62      3.3         60
AZULFIDINE/SALAZOPYRIN    26       16.0           23         49     11.3         44
HALCION                   24        4.8           23         46      6.5         43
MIRAPEX/MIRAPEXIN         20       51.5           13         39     64.4         23
ADRIAMYCIN                15      (13.6)          17         33     (6.9)        35
CAVERJECT                 13      (30.8)          19         28    (31.4)        41
                     --------    --------    --------   --------  --------  --------
Total                $ 1,028       21.4%     $   847    $ 2,055     24.2%   $ 1,655
                     ========    ========    ========   ========  ========  ========

DETROL/DETRUSITOL, the leading therapy for overactive bladder with symptoms of urinary urgency, frequency and urge incontinence, led product sales growth in the second quarter and first half of 1999. The product, launched in the U.S. in April 1998, continues to exhibit strong growth in major markets worldwide. Sales in the second quarter were partly impacted by increased trade purchasing in the U.S. in advance of a price increase. In the face of new competitive threats, market development remains the focus of the company's promotional activities to maximize the potential of the overactive bladder market.

XALATAN, a novel therapy for glaucoma, posted double-digit growth in the second quarter and first half of 1999 as the product continued to capture a market-leading share of total glaucoma prescriptions. Second-quarter sales outside the U.S. were strong, accounting for 46 percent of total sales of the product as a result of its excellent market penetration in key European countries including France, the United Kingdom, Spain, and Italy. In addition, Xalatan performed well in Japan where it was launched in May. In preparation for the launch in the world's second largest glaucoma market, the company tripled its ophthalmology sales force in Japan.

Other key products achieving double-digit growth in both the second quarter and first half of 1999 included GENOTROPIN, CAMPTOSAR, NICORETTE, PHARMORUBICIN, and MIRAPEX/MIRAPEXIN. Sales of GENOTROPIN, a growth hormone, continued to grow in the U.S. where the product now captures more than one-third of new patient starts. Genotropin sales also increased in Japan due to the favorable effects of currency and the 1998 retrieval of the product from a former licensee. CAMPTOSAR, a treatment for metastatic colorectal cancer, continued to benefit from the full FDA approval received in late 1998 based on improved survival data versus standard treatment for colorectal cancer. A portion of CAMPTOSAR's growth in the first half was also attributable to first quarter 1999 changes in trade inventory buying patterns. The NICORETTE line of products to treat tobacco dependency performed well largely due to strong sales of the new mint-flavored NICORETTE gum in the U.S. introduced earlier this year. PHARMORUBICIN, an oncology product, posted strong sales in Japan, partly due to the favorable exchange impact of the stronger yen. MIRAPEX/MIRAPEXIN, a treatment for Parkinson's disease, maintained its position as the leading dopamine agonist in both new and total prescriptions in the U.S.

FRAGMIN, a low molecular weight heparin for preventing the formation of blood clots, also achieved good growth in 1999. During the second quarter, the company strengthened its U.S. label by obtaining FDA approval for a new indication in unstable angina. Earlier this year, the company also received a new indication in the U.S. in hip replacement surgery.

DEPO-PROVERA, CLEOCIN/DALACIN, and XANAX recorded higher sales in the first half of 1999 despite relatively flat performances in the second quarter. Sales growth of these products was influenced in part by trade inventory purchasing in the first quarter of 1999. Sales of MEDROL were similarly affected in the first quarter; however, MEDROL sales also benefited from the company's sole supplier position in the U.S.

Other key product developments in the second quarter included the company's purchase of rights to Pletal (cilostazol) and the July approvable letter from the FDA for Vestra, a new antidepressant (reboxetine). PLETAL, launched in May 1999, is used to reduce symptoms associated with intermittent claudication, a symptom of peripheral arterial disease that occurs in the lower extremities. Vestra is currently marketed by Pharmacia & Upjohn as EDRONAX and NOREBOX outside the United States. The company will work with the FDA to secure final approval of VESTRA and anticipates a launch in the U.S. during the fourth quarter.

COSTS, EXPENSES AND OTHER

In 1999, the company presented its consolidated statement of earnings for the first time in a "single-step" format and, accordingly, reclassifications of prior year amounts have been made to conform to this presentation. Consolidated expenses, stated as a percentage of net sales, are provided in the table below.

                                      Second Quarter             Six Months
                                   1999          1998        1999          1998
                                 --------      --------    --------      --------
Cost of products sold              25.4%         29.8%       26.6%         30.2%
Research and development           18.4          17.9        18.4          17.7
Selling, general & administrative  38.5          42.3        38.1          39.1
SG&A - excluding an unusual item   38.5          38.6        38.1          37.2

A favorable comparison in product and business mix continued to drive cost of products sold lower as a percentage of sales. Newer products, representing an increasing percentage of the company's sales, contributed a higher gross margin than older products in vigorous price competition. The divestment of the lower-margin nutrition business also contributed to the improvement. Management expects gross margin improvement for the full year 1999 to be less than that achieved in the first half of the year.

Selling, general and administrative (SG&A) expense remained relatively constant for the second quarter as a percentage of sales, excluding the previously mentioned 1998 charge of $61 million for the retail pharmacy settlement. In the first half, SG&A expense rose one percentage point to 38 percent of sales, on the same basis. The increase reflected sales force expansions in the U.S., Japan, and Germany as well as increased promotional expense, particularly for DETROL/DETRUSITOL.

Research and development (R&D) expense rose modestly as a percentage of sales in both the second quarter and first half of 1999 due to an increased number of external research collaborations and Phase IV studies. In addition, clinical development spending has increased on ZYVOX (linezolid), a new antibiotic. Management expects to file for approval of ZYVOX, now in Phase III clinical trials, by the end of 1999 in both the U.S. and Europe.

Pharmaceutical segment profits were $365 million in the second quarter of 1999 and $731 in the first half, up from $293 million and $599 million, respectively, in the prior year, largely the result of higher U.S. sales levels and success in cost containment measures. Nonpharmaceutical segment profits fell to $54 million in the first six months of 1999 from $67 million for the same period in 1998, a decline attributable to the divestment of the nutrition business.

Net interest income fell in 1999 primarily due to a combination of lower investment balances and lower interest rates. The change in "All other, net" in the current year is primarily attributable to decreases in alliance income and earnings from equity affiliates. The estimated annual effective tax rate improved from 32 percent in 1998 to 30 percent in 1999 as a result of increased earnings in jurisdictions with lower tax rates.

TURNAROUND

To rationalize infrastructure, establish a global headquarters, and eliminate duplicate resources in manufacturing, administration, and research and development, the company implemented a global turnaround program in 1997. At June 30, 1999, the remaining accrual balance was $94 million. Cash spending in the first six months of 1999 relating to restructuring was primarily for employee separation costs and approximated $37 million, down from the same period in 1998 when spending was $51 million.

The company also incurred restructuring-related charges in 1999 and 1998. These charges, while not included in restructuring, are one-time costs associated with the turnaround program and are recorded on the consolidated statements of earnings in cost of products sold, R&D, and SG&A expense line items. These costs include relocation expenses to establish the global headquarters in New Jersey and registration and validation costs associated with the company's manufacturing rationalization program. Management expects to record additional restructuring-related expenses, primarily relocation expenses, in the second half of 1999. Relocation costs are expected to range between $55 million and $75 million for the full year.

COMPREHENSIVE INCOME

Comprehensive income equals net earnings plus other comprehensive income (OCI). OCI includes currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Total comprehensive income for the three months ended June 30, 1999, and June 30, 1998, was $150 million and $159 million, respectively. For the first six months, total comprehensive income was $177 million in 1999 and $224 million in 1998. The difference between net earnings and comprehensive income in both years was largely due to unfavorable currency translation adjustments reflecting the greater strength of the dollar against most major currencies at June 30 as compared to the previous December 31.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

                                                   June 30,      December 31,
                                                     1999            1998
                                                 ------------    ------------
Working capital (U.S. dollars in millions)          $1,273          $1,681
Current ratio                                        1.42:1          1.59:1
Debt to total capitalization                         18.3%           13.0%

The company's working capital and current ratio decreased at the end of the second quarter as compared to year-end due to a decrease in short-term investments coupled with an increase in short-term debt. These changes also caused the increase in the percentage of debt to total capitalization as well as the decrease in net financial assets, as shown below. Significant cash payments in the first half of 1999, including expenditures for the stock repurchase program, purchases of intangibles, and settlement of the retail pharmacy lawsuit, created a need for higher short-term debt levels.

                                                   June 30,      December 31,
                                                     1999            1998
                                                 ------------    ------------
Cash, equivalents and investments                   $1,443          $1,663
Short-term and long-term debt                        1,210             840
                                                    -------         -------
Net financial assets                                $  233          $  823
                                                    =======         =======

Net cash provided by operations for the first six months of 1999 decreased to $185 million from $234 million for the same period in 1998. Higher 1999 net earnings were more than offset by large cash expenditures during the first half of the year including the previously mentioned lawsuit settlement payment. Within financing activities, a significant use of cash in 1999 was the purchase of company stock under the stock repurchase program. Within investment activities, purchases of intangibles resulted in a major use of cash in 1999. In both years, expenditures for the quarterly dividend and property, plant, and equipment (capital) also represented primary uses of cash. Capital expenditures in 1999 mainly relate to expansion and improvement of the headquarters in New Jersey and research and manufacturing facilities in Ireland, Puerto Rico, and Sweden.

The company's future cash provided by operations and borrowing capacity are expected to cover normal operating cash flow needs, planned capital acquisitions and dividend payments for the foreseeable future.

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

Based on information currently available and the company's experience with lawsuits of the nature of those currently filed or anticipated to be filed which have resulted from business activities to date, the amounts accrued for product and environmental liabilities are considered adequate. Although the company cannot predict and cannot make assurances with respect to the outcome of individual lawsuits, the ultimate liability should not have a material effect on its consolidated financial position. Unless there is a significant deviation from the historical pattern of resolution of such issues, the ultimate liability should not have a material adverse effect on the company's results of operations or liquidity.

The company has been a party, along with many other U.S. drug manufacturers and wholesalers, in numerous related federal and state civil antitrust lawsuits brought by U.S. independent and chain retail pharmacies and consumers. These suits claim violations of antitrust and pricing laws as a result of the defendants providing discounts and rebates to allegedly favored managed care customers that were not offered to the plaintiffs. Several of the suits are class actions. The company announced in July 1998 that it has reached a settlement with plaintiffs in the federal class action cases that had been consolidated in federal court in Chicago, Illinois. The company believes that any potential remaining liability above amounts accrued will not have a material adverse effect on the company's consolidated financial position, its results of operations, or liquidity. Further discussion of current litigation matters is provided in Note D to the consolidated financial statements.

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

YEAR 2000 PROGRAM

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

The program encompasses three distinct efforts: (1) assessment and remediation of information technology (IT) systems; (2) assessment and remediation of embedded systems; and (3) assessment of high-level business risks and development of contingency plans to address those risks. Status reports of the global program's progress have been regularly provided to the company's board of directors since the inception of the program. Assessment, remediation, and testing for approximately 95 percent of IT and embedded systems have been completed as of June 30, 1999. Completion of remaining IT systems is expected during the third quarter. Completion of the remaining embedded systems will take place during regularly scheduled shutdown periods throughout the second half. Also during the second half of 1999, integration testing will be performed. This testing is a more comprehensive exercise to ensure critical systems will work together. The high-level business risk assessment is completed and development of the resulting contingency plans is well underway, especially for those plans involving steps to be taken during 1999.

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

Much of the Y2K effort is being supported by a reallocation of existing resources. The company anticipates total spending of $150 million between 1997 and 2000 largely on replacement of applications that, for reasons other than Y2K non-compliance, had been previously selected for replacement. Many of the replacement applications, such as the new SAP financial systems, offer improved functionality and commonality over predecessor systems and, at the same time, resolve the Y2K problem. To date, the company estimates actual spending of approximately $125 million of the total projected costs.

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

To reduce the impact of these failures were they to occur, the company is developing contingency plans for the most critical business processes. These plans represent a diversity of approaches and include maintaining higher inventory levels, developing secondary sources for strategic product chain links, and documenting back-up procedures and manual work-arounds. The ongoing assessment of critical external partners also plays an important role in contingency planning with appropriate actions mapped out at predetermined decision points depending on the outcome. The company has assessed the readiness of its major suppliers, third-party manufacturers, and customers and has audited critical suppliers and third-party manufacturers in an attempt to calculate, to the extent possible, where the company faces the greatest risk of failure. In addition, management implemented a company-wide program to strictly control and limit changes to major IT systems during the latter half of 1999 to reduce potential additional exposures and to concentrate IT resources on integration testing and other Y2K-related efforts. Neither this program nor the previously mentioned reallocation of resources will have an adverse effect on non-Y2K mission-critical projects. Barring critical failures arising from factors beyond the company's direct control, management believes that by meeting the objectives of its Y2K program, the date recognition problem should not have a material adverse effect on the company's consolidated financial position, its results of operations, or liquidity.

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

PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

         (a)(i)   Exhibit A - Independent Accountant's Report (page 24).

         (a)(ii)  Exhibit 12 - Ratio of Earnings to Fixed Charges (page 25).

         (a)(iii) Exhibit 15 - Awareness of PricewaterhouseCoopers (page 26).

         (a)(iv)  Exhibit 27 - Financial Data Schedule (EDGAR filing only).

         (b) Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PHARMACIA & UPJOHN, INC.
                                        ------------------------
                                        (Registrant)


DATE:  August 13, 1999                  /S/C. J. Coughlin
                                        C. J. Coughlin
                                        Executive Vice President
                                        and Chief Financial Officer



DATE:  August 13, 1999                  /S/R. T. Collier
                                        R. T. Collier
                                        Senior Vice President
                                        and General Counsel

Exhibit A

With respect to the unaudited consolidated financial information of Pharmacia & Upjohn for each of the three-month and six-month periods ended June 30, 1999 and 1998, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 23, 1999 appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.


Independent Accountant's Report

To the Shareholders and Board of Directors of Pharmacia & Upjohn, Inc.

We have reviewed the condensed consolidated balance sheets of Pharmacia & Upjohn, Inc., and its subsidiaries (the "Company") as of June 30, 1999, and the related consolidated statements of earnings for each of the three-month and six-month periods ended June 30, 1999 and 1998 and condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


PricewaterhouseCoopers LLP

Florham Park, New Jersey
July 23, 1999

                               INDEX TO EXHIBITS



EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

Exhibit 12                    Ratio of Earnings to Fixed Charges

Exhibit 15                    Awareness of PricewaterhouseCoopers

Exhibit 27                    Financial Data Schedule