Form 10-Q
period 1999-09-30
PHARMACIA & UPJOHN INC
filed 1999-11-15
CIK 949573

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

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

  Pharmacia & Upjohn Company, 100 Route 206 North,   Peapack, NJ 07977
     (Address of principal executive offices)           (Zip Code)

                 Registrant's telephone number     888/768-5501

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.  YES   X      NO

The number of shares of Common Stock, $1 Par Value, outstanding as of October
31, 1999                was 518,498,926.

                               Page 1 of 24 pages
                   The exhibit index is set forth on page 23.

                         QUARTERLY REPORT ON FORM 10-Q

                            PHARMACIA & UPJOHN, INC.

                        QUARTER ENDED SEPTEMBER 30, 1999

                    INDEX OF INFORMATION INCLUDED IN REPORT

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Statements of Earnings                          3

              Condensed Consolidated Statements of Cash Flows              4

              Condensed Consolidated Balance Sheets                        5

              Notes to Consolidated Financial Statements                   6

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       12

  Item 3.     Quantitative and Qualitative Disclosures About
                Market Risk                                               22


Part II - OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                            23

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($s in millions, except per-share data)

                                                 Unaudited
                               -----------------------------------------------
                                   For Three Months         For Nine Months
                                  Ended September 30,      Ended September 30,
                               -----------------------     -------------------
                                   1999          1998         1999      1998
                                ----------    ---------     --------  --------
Net sales                       $ 1,776       $ 1,669       $ 5,310   $ 4,909

Cost of products sold               481           516         1,421     1,495
Research and development            373           279         1,050       869
Selling, general and
  administrative                    667           599         2,019     1,869
Merger and restructuring             32            -             32        -
Interest income, net                 (7)          (15)          (13)      (50)
All other, net                      (37)          (22)          (43)      (59)
                                ----------    ---------     --------  --------
Earnings before income taxes        267           312           844       785
Provision for income taxes           82           108           255       276
                                ----------    ---------     --------  --------
Net earnings                     $  185        $  204       $   589   $   509
                                ==========    =========     ========  ========

Net earnings per common share:

  Basic                            $.35          $.39         $1.12      $.97
                                   ====          ====          ====      ====
  Diluted                          $.34          $.38         $1.09      $.95
                                   ====          ====          ====      ====

Consolidated results for all periods presented have been restated retroactively for the effects of the August 1999 merger with SUGEN accounted for as a pooling of interests. See Note H.

                            See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($s in millions)

For the nine months ended September 30

                                                             Unaudited
                                                        --------------------
                                                          1999       1998
                                                        --------   --------
Net cash provided by operations                         $   405    $   617
                                                        --------   --------
Cash flows provided (required) by investment activities:
  Proceeds from sale of subsidiaries                        122          -
  Additions of properties                                  (383)      (378)
  Proceeds from sale of properties                           24         20
  Purchases of intangibles                                 (123)        (7)
  Proceeds from sales of investments                        414        853
  Purchases of investments                                 (126)      (448)
                                                        --------   --------
Net cash (required) provided by investment activities       (72)        40
                                                        --------   --------
Cash flows provided (required) by financing activities:
  Issuance of debt                                           63         19
  Repayment of debt                                         (83)      (153)
  Payments of ESOP debt                                     (22)       (16)
  Net increase in debt with initial maturity
    of 90 days or less                                      579        155
  Dividend payments                                        (422)      (425)
  Purchases of treasury stock                              (170)       (57)
  Proceeds from sale of treasury stock and exercise
    of stock options                                        100         58
                                                        --------   --------
Net cash provided (required) by financing activities         45       (419)
                                                        --------   --------
Effect of exchange rate changes on cash                     (14)       (17)
                                                        --------   --------
Net change in cash and cash equivalents                     364        221

Cash and cash equivalents, beginning of year                881        799
                                                        --------   --------
Cash and cash equivalents, end of period                $ 1,245    $ 1,020
                                                        ========   ========


Consolidated results for all periods presented have been restated retroactively for the effects of the August 1999 merger with SUGEN accounted for as a pooling of interests. See Note H.

                            See accompanying notes.

PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($s in millions)

                                                            Unaudited
                                                  ---------------------------
                                                  September 30,   December 31,
                                                      1999            1998
                    ASSETS                        -------------   -----------
Current assets:
  Cash and cash equivalents                        $  1,245       $    881
  Short-term investments                                137            375
  Trade accounts receivable, less allowance
    of $101 (1998: $103)                              1,420          1,417
  Inventories                                         1,118          1,032
  Other current assets                                  776            847
                                                   -----------    -----------
     Total current assets                             4,696          4,552
Long-term investments                                   384            454
Properties, net                                       3,278          3,234
Goodwill and other intangible assets, net             1,176          1,238
Other noncurrent assets                                 924            865
                                                   -----------    -----------
Total assets                                       $ 10,458       $ 10,343
                                                   ===========    ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt, including current
    maturities of long-term debt                   $  1,056      $     332
  Other current liabilities                           2,190          2,543
                                                   -----------    -----------
     Total current liabilities                        3,246          2,875
Long-term debt and guarantee of ESOP debt               339            513
Other noncurrent liabilities                          1,325          1,359
                                                   -----------    -----------
Shareholders' equity:
  Preferred stock, one cent par value; at
    stated value; authorized 100,000,000 shares;
    issued 6,758 shares (1998: 6,863 shares)            273            277
  Common stock, one cent par value;
    authorized 1,500,000,000 shares; issued
    519,182,527 shares (1998: 518,797,031 shares)         5              5
  Capital in excess of par value                      1,492          1,533
  Retained earnings                                   5,501          5,425
  ESOP-related accounts and other                      (247)          (256)
  Treasury stock                                         (9)           (35)
  Accumulated other comprehensive income             (1,467)        (1,353)
                                                   -----------    -----------
     Total shareholders' equity                       5,548          5,596
                                                   -----------    -----------
Total liabilities and shareholders' equity         $ 10,458       $ 10,343
                                                   ===========    ===========

Consolidated financial position for all periods presented have been restated retroactively for the effects of the August 1999 merger with SUGEN accounted for as a pooling of interests. See Note H.

                            See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
($S IN MILLIONS, EXCEPT PER-SHARE DATA)

A - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial information presented herein is unaudited. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in the company's latest annual report on Form 10-K.

In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim period financial statements presented. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The company is presenting its consolidated statement of earnings in a "single-step" format and, accordingly, reclassifications of prior year amounts have been made to conform to this presentation.

Goodwill that is not identified with impaired assets is accounted for under Accounting Principles Board Opinion (APB) No. 17 and, accordingly, is assessed for impairment when events and changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. If such an impairment indicator exists, an estimate of future cash flows is developed and compared to the carrying amount of the goodwill. If the expected undiscounted cash flows are less than the carrying amount of the goodwill, an impairment is triggered and an impairment loss is recognized for the difference between the carrying amount of the goodwill and discounted cash flows.

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

B - INVENTORIES

                                                    September 30, December 31,
                                                        1999         1998
                                                    ------------  ------------
    Estimated replacement cost (FIFO basis):
    Pharmaceutical and other finished products        $   453        $  558
    Raw materials, supplies and work-in-process           811           628
                                                     ----------    ----------
                                                        1,264         1,186
    Less reduction to LIFO cost                          (146)         (154)
                                                     ----------    ----------
                                                      $ 1,118        $1,032
                                                     ==========    ==========

Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $665 at September 30, 1999, and $521 at December 31, 1998.

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

With regard to its discontinued industrial chemical facility in North Haven, Connecticut, the company may soon be required to submit a corrective measures study report to the U.S. Environmental Protection Agency (EPA). As the corrective action process progresses, it may become appropriate to reevaluate the existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required but it is not possible to determine what, if any, exposure exists at this time, nor is it possible to estimate the range of potential costs.

D - LITIGATION

The company is involved in a number of legal and environmental proceedings. These include a substantial number of product liability suits claiming damages as a result of the use of the company's products as well as administrative and judicial proceedings at approximately 50 Superfund sites.

While it is not possible to predict or determine the outcome of legal actions brought against the company, or the ultimate cost of environmental matters, the company continues to believe that any potentially unaccrued costs and liabilities associated with such matters should not have a material adverse effect on the company's consolidated financial position, and unless there is a significant deviation from the historical pattern of resolution of these issues, there should not be a material adverse effect on the company's results of operations or liquidity.

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

E - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended September 30, 1999 and 1998 was $372 and $309, respectively. Total comprehensive income for the nine months ended September 30, 1999 and 1998, was $474 and $412, respectively.

F - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to holders of common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed assuming the exercise of stock options and warrants, conversion of preferred stock and debt, and the issuance of stock as incentive compensation to certain employees. Under these assumptions, the weighted-average number of common shares outstanding is increased accordingly, and net earnings is adjusted by the after-tax interest effects of convertible debt and reduced by an incremental contribution to the Employee Stock Ownership Plan (ESOP). This contribution is the after-tax difference between (1) the income the ESOP would have received in preferred stock dividends and (2) the dividend on the common shares assumed to have been outstanding.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

For the three months ended September 30,   1999      1999      1998       1998
                                          Basic    Diluted    Basic    Diluted
                                         -------   -------   -------   -------
EPS numerator:
Net earnings                              $ 185     $ 185     $ 204     $ 204
Less: Preferred stock dividends,
  net of tax                                 (3)        -        (3)        -
Less: ESOP contribution, net of tax           -        (1)        -        (1)
Less: Interest effects on convertible
  instruments, net of tax                     -        (1)        -         -
Rounding adjustment                          (1)        -        (1)        -
                                         -------   -------   -------   -------
Income available to common shareholders   $ 181     $ 183     $ 200     $ 203
                                         =======   =======   =======   =======

For the three months ended September 30,   1999       1999     1998      1998
                                          Basic    Diluted    Basic    Diluted
                                         -------   -------   -------   -------
EPS denominator:
Average common shares outstanding           518       518       518       518
Effect of dilutive securities:
       Stock options and stock warrants       -         6         -         6
       Convertible instruments

         and incentive compensation           -        10         -        11
                                         -------   -------   -------   -------
Total shares                                518       534       518       535
                                         =======   =======   =======   =======

Earnings per share                         $.35      $.34      $.39      $.38
                                         =======   =======   =======   =======

For the nine months ended September 30,    1999       1999     1998       1998
                                          Basic    Diluted    Basic    Diluted
EPS numerator:                           -------   -------   -------   -------
Net earnings                              $ 589     $ 589     $ 509     $ 509
Less: Preferred stock dividends,
  net of tax                                (10)        -       (10)        -
Less: ESOP contribution, net of tax           -        (4)        -        (4)
Add: Interest effects on convertible
  instruments, net of tax                     -         -         -         1
                                         -------   -------   -------   -------
Income available to common shareholders   $ 579     $ 585     $ 499     $ 506
                                         =======   =======   =======   =======


                                           1999       1999     1998       1998
                                          Basic    Diluted    Basic    Diluted
EPS denominator:                         -------   -------   -------   -------
Average common shares outstanding           517       517       517       517
Effect of dilutive securities:
       Stock options and stock warrants       -         7         -         5
       Convertible instruments
         and incentive compensation           -        11         -        11
                                         -------   -------   -------   -------
Total shares                                517       535       517       533
                                         =======   =======   =======   =======

Earnings per share                        $1.12     $1.09      $.97      $.95
                                         =======   =======   =======   =======

G - SEGMENT INFORMATION

The company's core business is the development, manufacture and sale of pharmaceutical products. The pharmaceutical segment includes prescription and nonprescription products for humans and animals. The nonpharmaceutical segment includes diagnostics, plasma, nutrition, and biotechnology products. As of the end of 1998, the company had divested substantially all of its biotechnology and nutrition lines.

The following table shows revenues and expenses for the company's operating segments and reconciling items necessary to total to amounts in the consolidated financial statements. Information about segment interest income and expense, income taxes, corporate support functions, and depreciation are not available on a segment basis. There are no intersegment revenues.

                                 For the three months ended September 30,
                                       Sales                 Profit
                                -------------------   --------------------
                                    1999       1998       1999       1998
                                ---------  ---------  ---------  ---------
      Pharmaceutical segment     $ 1,691    $ 1,525    $   337    $   367
      Nonpharmaceutical segment       85        144         29         25
                                ---------  ---------  ---------  ---------

                                 $ 1,776    $ 1,669        366        392
                                =========  =========
                     Unallocated corporate and other       (99)       (80)
                                                      ---------  ---------
                        Earnings before income taxes   $   267    $   312
                                                      =========  =========

  G - SEGMENT INFORMATION (continued)

                               For the nine months ended September 30,
                                       Sales                 Profit
                                -------------------   --------------------
                                    1999       1998       1999       1998
                                ---------  ---------  ---------  ---------
     Pharmaceutical segment      $ 5,029    $ 4,443   $  1,034   $   946
     Nonpharmaceutical segment       281        466         83        92
                                ---------  ---------  ---------  ---------
                                 $ 5,310    $ 4,909      1,117     1,038
                                =========  =========
                     Unallocated corporate and other      (273)     (253)

                                                      ---------  ---------
                        Earnings before income taxes   $   844    $  785
                                                      =========  =========


H - 1999 MERGER AND RESTRUCTURING

On August 31, 1999, the company completed its merger with SUGEN, Inc. (Sugen) by exchanging approximately 10 million shares of its common stock for all of the common stock of Sugen. Each share of Sugen common stock was exchanged for
 .6091 of one share of Pharmacia & Upjohn (P&U) common stock. In addition, terms on outstanding Sugen stock options, stock warrants, convertible debt, and warrants on convertible debt were changed to convert Sugen shares to P&U shares using the same exchange ratio.

The merger, a tax-free reorganization, was accounted for as a pooling of interests under APB Opinion No. 16. As a result, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position, and cash flows of both companies as if Sugen had always been a part of P&U. There were no transactions between P&U and Sugen prior to the combination. Immaterial reclassifications were recorded to conform Sugen's financial statements to P&U's presentation.

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow. The adjustment represents the tax benefit of Sugen's net operating loss which had been fully reserved for by Sugen.

                     Six months ended
                        June 30, 1999
Net sales:           ----------------
Pharmacia & Upjohn      $   3,534
SUGEN                           -

                        ----------
Combined                $   3,534
                        ==========
Net income:

Pharmacia & Upjohn      $     437
SUGEN                         (47)
Adjustment                     14
                        ----------
Combined                $     404
                        ==========

In connection with the merger, the company recorded $32 in merger and restructuring expenses in the third quarter of 1999. The charge consisted of merger transaction costs such as fees for investment bankers, attorneys, accountants, and other costs to effect the merger. The charge also included costs pertaining to reorganizations which will result in the termination of certain R&D projects as well as the elimination of 91 employee positions in R&D and sales. Termination benefits approximate $12. Cash expenditures related to the restructuring costs are expected in the first half of 2000.

I - TURNAROUND RESTRUCTURING

The company announced a global turnaround program in 1997 to rationalize infrastructure, establish a global headquarters, and eliminate duplicate resources in manufacturing, administration, and research and development. The program was implemented in two phases throughout 1998. At September 30, 1999, the remaining accrual balance was $70 and related principally to the fourth-quarter 1998 phase of the turnaround program. Cash spending caused the decrease in the accrual.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

OVERVIEW

In the following discussion of the consolidated results of Pharmacia & Upjohn (P&U, or the company), earnings per share data are presented on a diluted basis and the three-month and nine-month periods ended September 30, 1999 are compared to the corresponding periods in 1998 unless otherwise noted. The table below provides an overview of reported results in millions of U.S. dollars, except per-share data.

                                    Third Quarter               Nine Months
                               -----------------------      ---------------------
                                       Percent                     Percent
                                 1999  Change     1998      1999   Change     1998
                               ------  -------  ------     ------  -------  ------
Net sales                      $1,776    6.4%   $1,669     $5,310     8.2%  $4,909
Earnings before income taxes      267  (14.3)      312        844     7.5      785
Net earnings                      185   (9.2)      204        589    15.6      509
Net earnings per common share:
  Basic                        $  .35  (10.3)   $  .39     $ 1.12    15.5   $  .97
  Diluted                      $  .34  (10.5)   $  .38     $ 1.09    14.7   $  .95

As shown above, net earnings grew 16 percent in the first nine months of 1999 despite a 9 percent decline in the third quarter. An increase in sales, an improvement in gross margin, and a reduction in the effective tax rate in both the quarter and first nine months favorably impacted net earnings. However, higher 1999 expense levels moderated this earnings growth on a year-to-date comparison and led to the earnings decline in the quarter. Events in the third quarter that caused higher expense levels included the merger with SUGEN, Inc. (Sugen) and the equity investment in Sensus Drug Development Corporation (Sensus).

P&U merged with Sugen, a leader in target-driven drug discovery and development, to strengthen its research and development efforts in cell signaling and oncology. Cell signaling is a process that controls cancer and other diseases. The merger was completed on August 31 and called for the exchange of approximately 10 million shares of P&U stock for all the outstanding common stock of Sugen. Because the merger was accounted for as a pooling of interests, all prior-period financial data have been restated to include Sugen's results as if it had always been a part of P&U. Also during the third quarter, P&U acquired 20 percent of Sensus, a privately held company focused on developing drugs to treat endocrine disorders. The Sensus investment, accounted for using the equity method, is expected to expand P&U's leadership position in endocrinology.

Sugen and Sensus spending consisted largely of research and development (R&D) expense and, in 1999, totaled $24 million in the quarter and $71 million year-to-date. In 1998, Sugen expenses totaled $10 million in the third quarter and $30 million in the first nine months. In addition to this ongoing spending, the company recorded an additional $61 million in charges in the third quarter associated with the Sugen and Sensus transactions. Of this total, $32 million represented merger and restructuring expenses. The remaining $29 million represented write-offs for acquired in-process R&D and existing R&D project terminations and was classified as R&D expense on the consolidated statement of earnings.

The impact of the Sugen and Sensus transactions in 1999 was $0.13 per share in the third quarter and $0.21 per share year-to-date. Inclusion of Sugen's results in 1998 had a $0.03 per share impact in the quarter and $0.10 per share effect in the first nine months. The previously disclosed $61 million increase in reserves due to the retail pharmacy litigation settlement in 1998 produced an additional $0.08 per share effect in the first nine months. In both years, the per share impact of Sugen incorporated not only additional spending but also an increase in the number of common shares outstanding. In 1998, the effect of Sugen also reflected an increase in tax expense, a consequence of reassessed tax valuation allowances.

NET SALES

During the last two years, the company has sold its biotechnology business and substantially all of its nutrition business. The following discussion excludes sales of these divested businesses from total reported sales to facilitate year-to-year comparisons.

Consolidated sales increased 10 percent in the third quarter and 13 percent in the first nine months of 1999. In both periods, the majority of growth represented an increase in volume. Volume growth was driven by strong performances of key products DETROL and CAMPTOSAR in the U.S. and XALATAN in the U.S. and Europe. Currency exchange had no net impact on sales as favorable effects from the strengthening yen were offset by unfavorable effects from weakening European currencies.

As shown in the table below, sales in the U.S. rose 14 percent in the third quarter and 21 percent year-to-date while sales outside the U.S. increased 8 percent in both periods. The proportion of global sales from the U.S. continues to rise and now represents 42 percent of total consolidated sales in the quarter and 41 percent year-to-date. In Japan, the company's second largest market and the second largest pharmaceutical market in the world, sales increased 34 percent in the third quarter and 28 percent year-to-date reflecting improved performance and favorable currency effects. Sales performance by country in the following table is based on location of customer and is in millions of U.S. dollars:

                                Third Quarter                   Nine Months
                         ----------------------------   ----------------------------
                                        % Chg.                         % Chg.
                                 Net %   Excl.                  Net %   Excl.
                          1999  Change   Ex.*    1998    1999  Change   Ex.*    1998
                         -----  ------  ------  -----   -----  ------  ------  -----
United States            $ 739   13.6%   13.6%  $ 650  $2,146   20.6%   20.6% $1,779
Japan                      177   33.9     8.8     133     506   28.4    11.6     394
Italy                       95   (2.8)    3.5      98     316    1.9     3.8     310
Germany                     86   (4.7)    0.3      90     264   (0.2)    1.3     264
United Kingdom              79   12.0    15.0      70     239   12.7    14.8     212
France                      62    0.5     6.2      61     203    8.4    10.0     188
Sweden                      57   (8.0)   (4.8)     62     186   (2.9)    0.7     192
Spain                       40   11.8    18.5      36     124   11.6    13.6     111
Rest of world              419    8.2    11.8     388   1,255    4.7     8.3   1,198
                         -----  ------  ------  -----   -----  ------  ------  -----
Total sales, excluding
   divested businesses   1,754   10.5    10.6   1,588   5,239   12.7    12.8   4,648
Divested businesses         22    n/a     n/a      81      71    n/a     n/a     261
                         -----  ------  ------  -----   -----  ------  ------  -----

Consolidated net sales  $1,776    6.4%    6.5%  $1,669  $5,310    8.2     8.3   $4,909
                         =====  ======  ======   =====   =====  ======  ======   =====

*Underlying growth equals percent change excluding currency exchange effects.

SEGMENT SALES AND PROFITS

The company reports its operations within two segments as illustrated in the table below:

                                      Third Quarter               Nine Months
                                 ------------------------   ------------------------
                                          Percent                   Percent
                                  1999    Change    1998     1999   Change    1998
                                 -------  -------  ------   ------  -------  ------
Pharmaceutical segment sales     $1,691    10.9%   $1,525   $5,029    13.2%  $4,443
Nonpharmaceutical segment sales*     63     1.3        63      210     2.2      205
                                 -------  -------  ------   ------  -------  ------
Total sales,
   excluding divested businesses $1,754    10.5%   $1,588   $5,239    12.7%  $4,648
                                 =======  =======  ======   ======  =======  ======

*Excludes divested businesses

The increase in pharmaceutical segment sales was driven by a 13 percent increase in the U.S. in the third quarter and a 20 percent increase in the U.S. in the first nine months. Outside the U.S., pharmaceutical segment sales grew 9 percent in both periods. Performance of the nonpharmaceutical segment improved slightly in the period-to-period comparisons. Pharmaceutical segment profits were $337 million in the third quarter of 1999, down from $367 million in the prior-period quarter. Year-to-date, profits were $1,034 million in 1999, up from $946 million in the prior year. Nonpharmaceutical segment profits also increased in the quarter but fell year-to-date. In accordance with the previously announced strategy to focus on its core pharmaceutical business, the company completed the sale of its nutrition business in Germany during the third quarter and recorded a net gain on the sale. The company expects to sell its remaining nutrition business in China in the fourth quarter. Additional segment information may be found in Note G to the consolidated financial statements.

PHARMACEUTICAL PRODUCT SALES

A period-to-period consolidated net sales comparison of the company's top 20 pharmaceutical segment products (including generic equivalents where applicable) is provided in the table below.

U.S. dollars in millions

                              Third Quarter                     Nine Months
                     --------------------------------   ----------------------------
                                    Net                              Net
                                  Percent                          Percent
                       1999       Change       1998       1999     Change     1998
                     --------    --------    --------   --------  --------  --------
XALATAN              $   136       50.0%     $    90    $   348     52.8%   $   228
GENOTROPIN               108        4.5          103        325     18.3        275
CLEOCIN/DALACIN           85        3.9           82        253     10.9        228
XANAX                     87        4.8           83        248      5.0        236
DETROL/DETRUSITOL         85      169.1           32        236    325.5         55
MEDROL                    73       17.7           62        220     15.8        190
CAMPTOSAR                 81       61.8           50        210     55.2        136
DEPO-PROVERA              62       (0.5)          62        187      7.9        174
NICORETTE                 50        4.6           48        173     17.1        147
FRAGMIN                   51       29.5           39        153     16.7        131
PHARMORUBICIN             47        9.8           43        146     12.1        130
ROGAINE/REGAINE           39       23.2           32        101     10.3         92
HEALON                    31        0.3           31         98     (2.5)       101
PROVERA                   26        2.8           25         74     (2.9)        76
AZULFIDINE/SALAZOPYRIN    24       (5.6)          25         73      5.2         69
HALCION                   24        9.8           22         69      7.6         65
MICRONASE/GLYNASE         11      (57.2)          26         59    (27.2)        81
MIRAPEX/MIRAPEXIN         16       15.8           14         55     46.4         37
ADRIAMYCIN                17        3.7           16         50     (3.5)        51
CAVERJECT                 15       (4.5)          16         43    (23.9)        56
                     --------    --------    --------   --------  --------  --------
Total                $ 1,068       18.5%     $   901    $ 3,121     22.0%   $ 2,558
                     ========    ========    ========   ========  ========  ========

DETROL/DETRUSITOL, the leading therapy for overactive bladder with symptoms of urinary urgency, frequency and urge incontinence, led product sales growth in the third quarter and first nine months of 1999. The product, launched in the U.S. in April 1998, continued to exhibit strong growth in the U.S. and in most major European markets. Market development remains the focus of the company's promotional activities in order to maximize the potential of the overactive bladder market.

XALATAN, a novel therapy for open-angle glaucoma, posted double-digit growth both in the quarter and year-to-date to become the company's top selling product. Third-quarter sales were strong in the U.S., Europe, and Japan. In preparation for the May 1999 launch in Japan, the world's second largest glaucoma market, the company increased the size of its ophthalmology sales force.

Other products achieving double-digit growth in both the third quarter and first nine months of 1999 included CAMPTOSAR, FRAGMIN, ROGAINE, MIRAPEX, and MEDROL. Sales of CAMPTOSAR, a treatment for metastatic colorectal cancer, continued to benefit from studies showing improved survival rates compared to standard treatment for metastatic colorectal cancer. Growth of FRAGMIN, a low molecular weight heparin for preventing the formation of blood clots, was driven by new indications for unstable angina and hip replacement surgery. ROGAINE/REGAINE, a treatment for hereditary hair loss, enjoyed strong growth in the U.S., its largest market. MIRAPEX, a treatment for Parkinson's disease, maintained its position as the leading dopamine agonist in the U.S. market. Growth of MEDROL was driven by increased penetration in existing indications. Strong performance in Asia was partially due to the favorable effects of exchange.

Several key products posted double-digit growth in the first nine months but experienced more moderate growth in the third quarter. Market share of the growth hormone GENOTROPIN continued to increase in the U.S. but treatment restrictions imposed by the Japan government are restraining growth in that country. The strong yen favorably impacted year-to-date growth in Japan. The NICORETTE line of products to treat tobacco dependency performed well year-to-date largely due to the new mint-flavored NICORETTE gum introduced in the U.S. in the beginning of 1999. Due to continuously increased demand for the gum in the U.S., a necessary safety stock was built up during the first two quarters of 1999. Outside the U.S., the NICORETTE line demonstrated good quarterly growth. In local currency, oncology product PHARMORUBICIN recorded strong year-to-date sales both in Asia and Europe, while third quarter sales increases were lower, particularly in Japan. In the U.S., the company launched the product under the name ELLENCE in October 1999 for the treatment of breast cancer. The antibiotic CLEOCIN/DALACIN recorded higher sales in the first nine months of 1999 despite relatively flat performances in the second and third quarters due to the influence of trade inventory purchasing in the first quarter of 1999. CLEOCIN also benefited in the U.S. from competitor supply problems.

Other product developments in 1999 included the company's launch of PLETAL in the U.S. for the treatment of intermittent claudication, a symptom of peripheral arterial disease that occurs in the lower extremities. The approvable letter from the FDA in July for VESTRA, a new antidepressant, requested that the company provide additional data. Consequently, the launch of the product in the U.S. is expected during 2000. In October, the company received approval for AROMASIN for advanced breast cancer and an approvable letter for LUNELLE, a once-a-month hormonal contraceptive.

COST OF PRODUCTS SOLD

                                      Third Quarter             Nine Months
                                   1999          1998        1999          1998
As a percent of sales:           --------      --------    --------      --------
Cost of products sold              27.1%         30.9%       26.8%         30.4%
Gross margin                       72.9          69.1        73.2          69.6

An improving product and business mix, the divestment of the lower-margin nutrition business, and the company's cost reduction initiatives were the primary factors causing the decrease in cost of products sold as a percentage of sales in both the quarter and first nine months. Newer products, representing an increasing percentage of the company's sales, contributed a higher gross margin than older products in intense price competition.

RESEARCH AND DEVELOPMENT (R&D) EXPENSE

                                      Third Quarter             Nine Months
                                   1999          1998        1999          1998
As a percent of sales:           --------      --------    --------      --------
R&D                                21.0%         16.7%       19.8%         17.7%

In 1999, R&D expense rose as a percentage of sales in both the third quarter and first nine months. In the third quarter, the company recorded $33 million in charges related to the reprioritization of existing projects due to the Sugen merger; the write-off of acquired in-process R&D related to the Sensus equity investment; and the company's share of Sensus R&D spending. Sugen spending also contributed to higher R&D spending in 1999 primarily due to the progression and expansion of clinical studies. Sugen expenses and the aforementioned $33 million charge increased R&D as a percent of sales by 3 percentage points in the quarter and 2 percentage points year-to-date. The remaining increase was due to the greater number of external research collaborations in 1999 and higher spending on Phase III and Phase IV clinical trials, in particular for DETROL, XALATAN, GENOTROPIN, and ZYVOX. The company filed for approval of ZYVOX, the first product in a new class of antibiotics, in October 1999 and has been granted a priority review by FDA.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE

                                      Third Quarter             Nine Months
                                   1999          1998        1999          1998
As a percent of sales:           --------      --------    --------      --------
SG&A                               37.5%         35.9%       38.0%         38.1%

SG&A expense as a percent of sales increased in the quarter but remained constant year-to-date. In 1998, SG&A expense included a $61 million increase in litigation reserves related to the July 1998 settlement of a federal class-action lawsuit filed in 1993 on behalf of retail pharmacies. Excluding this 1998 charge, SG&A expense as a percent of sales rose approximately one percentage point in 1999. The increase was chiefly due to sales force expansions in the U.S., Japan, and Europe as well as increased promotional expense, particularly for DETROL/DETRUSITOL, XALATAN, GLYSET, and VESTRA/EDRONAX.

MERGER AND RESTRUCTURING

In connection with the Sugen merger, the company recorded $32 million in merger and restructuring expenses in the third quarter of 1999. The charge consisted of merger transaction costs such as fees for investment bankers, attorneys, accountants, and other costs to effect the merger. The charge also included costs pertaining to reorganizations which will result in the termination of certain R&D projects as well as the elimination of 91 employee positions in R&D and sales. Related cash expenditures are expected in the first half of 2000. Management anticipates merger and restructuring charges for the full year to range between $80-$100 million.

The turnaround restructuring program was announced in 1997 and largely implemented in 1998. The purpose of the program was to rationalize infrastructure, establish a global headquarters, and eliminate duplicate resources in manufacturing, administration, and R&D. At September 30, 1999, the remaining restructuring accrual balance for the turnaround program was $70 million. Cash spending in the first nine months of 1999, largely for employee separation costs, approximated $61 million. For the same period in 1998, cash spending was $67 million.

P&U also incurred turnaround-related charges in 1999 and 1998. These charges, while not included in restructuring, are associated with the turnaround program and recorded on the consolidated statements of earnings in cost of products sold, R&D expense, SG&A expense, and All Other Net. Turnaround-related costs include relocation expenses to establish the global headquarters in New Jersey and registration and validation costs associated with the company's manufacturing rationalization program.

OTHER

In both the quarter and year-to-date periods, the significant decline in net interest income was due to a drop in interest income and a rise in interest expense. Declining investment balances drove interest income lower. New debt issued by Sugen early in 1999 increased interest expense.

Many factors contributed to the fluctuations in All Other Net. In the third quarter, the net gain on the sale of the nutrition business in Germany was largely offset by relocation costs associated with the establishment of the new corporate headquarters. In addition, royalty income for the quarter included amounts attributable to the newly approved generic form of ROGAINE in Japan offset in part by declining royalties associated with LUVOX. Despite the third quarter improvement, All Other Net declined year-to-date reflecting the continued decline in alliance income.

The estimated annual effective tax rate improved to 30 percent in 1999 from 35 percent in 1998. The rate improved 2 percentage points from 1998 to 1999 as a result of higher earnings in jurisdictions with lower tax rates. Inclusion of Sugen in consolidated results led to a 3 percentage point increase in the 1998 effective tax rate. The rate increase was the result of higher deferred tax asset valuation allowances in 1998 which had no effect in 1999.

COMPREHENSIVE INCOME

Comprehensive income equals net earnings plus "other comprehensive income"
(OCI). OCI includes currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Total comprehensive income for the three months ended September 30, 1999 and 1998, was $372 million and $309 million, respectively. For the first nine months, total comprehensive income was $474 million in 1999 and $412 million in 1998. The difference between net earnings and comprehensive income in both quarters was largely due to favorable currency translation adjustments reflecting the weakening of the dollar against most major currencies at September 30 as compared to the previous June 30. The difference between net earnings and comprehensive income in both year-to-date periods was largely due to unfavorable currency translation adjustments reflecting the greater strength of the dollar against most major currencies at September 30 as compared to the previous December 31.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

                                                 September 30,   December 31,

                                                     1999            1998
                                                 ------------    ------------
Working capital (U.S. dollars in millions)          $1,450          $1,677
Current ratio                                        1.45:1          1.58:1
Debt to total capitalization                         20.0%           13.1%

The company's working capital and current ratio decreased at the end of the third quarter as compared to year-end due to an increase in short-term debt. The higher short-term debt levels also caused the increase in the percentage of debt to total capitalization as well as the decrease in net financial assets, as shown below. Significant cash payments in the first nine months of 1999, including expenditures for the stock repurchase program (now rescinded, see below), purchases of intangibles, settlement of the retail pharmacy lawsuit, final payment related to the 1997 Genotropin agreement, and the equity investment in Sensus created the need for higher short-term debt levels. In addition, $200 million of long-term debt maturing within a year was reclassified to short-term debt during the second quarter of 1999.

                                       September 30, 1999   December 31, 1998
                                       ------------------   -----------------
Cash, equivalents and investments            $1,766             $1,710
Short-term and long-term debt                 1,395                845
                                             -------            -------
Net financial assets                         $  371             $  865
                                             =======            =======

Net cash provided by operations for the first nine months of 1999 decreased to $405 million from $617 million for the same period in 1998. Higher 1999 net earnings were more than offset by the previously mentioned large cash expenditures made during the first nine months of the year. Within investment activities, a major use of cash in 1999 was the purchase of intangibles. This use was offset by the proceeds from the sale of the nutrition business. In both years, expenditures for property, plant, and equipment represented a primary use of cash. Capital expenditures in 1999 mainly relate to expansion and improvement of the headquarters in New Jersey and manufacturing facilities in Ireland, Puerto Rico, and Sweden. Within financing activities, expenditures for the quarterly dividend represented a principal use of cash in both 1999 and 1998. In 1999, short-term debt represented a significant source of cash while the purchase of company stock under the stock repurchase program represented a significant use of cash. In August, the company rescinded the remaining portion of its $1 billion share repurchase program originally announced in November 1998. Since the announcement, the company acquired approximately $215 million of its shares. The rescission of the program was necessitated by the pooling-of-interests accounting treatment of the Sugen merger.

The company's future cash provided by operations and borrowing capacity are expected to cover normal operating cash flow needs, planned capital acquisitions, and dividend payments for the foreseeable future.

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

The company has been a party, along with many other U.S. drug manufacturers and wholesalers, in numerous related federal and state civil antitrust lawsuits brought by U.S. independent and chain retail pharmacies and consumers. These suits claim violations of antitrust and pricing laws as a result of the defendants providing discounts and rebates to allegedly favored managed care customers that were not offered to the plaintiffs. Several of the suits are class actions. The company announced in July 1998 that it has reached a settlement with plaintiffs in the federal class action cases that had been consolidated in federal court in Chicago, Illinois. The company believes that any potential remaining liability above amounts accrued will not have a material adverse effect on the its consolidated financial position, its results of operations, or liquidity. Further discussion of current litigation matters is provided in Note D to the consolidated financial statements.

CONTINGENT LIABILITIES

The company's estimate of the ultimate cost to be incurred in connection with environmental situations could change due to uncertainties at many sites with respect to potential cleanup remedies, the estimated cost of cleanup, and the company's share of a site's cost. With regard to its discontinued industrial chemical facility in North Haven, Connecticut, the company may soon be required to submit a corrective measures study report to the EPA. As the corrective action process progresses, it may become appropriate to reevaluate the existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required but it is not possible to determine what, if any, exposure exists at this time, nor is it possible to estimate the range of potential costs.

YEAR 2000 DATE RECOGNITION PROGRAM

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

As of September 30, 1999, the assessment, remediation, and testing for all business-critical IT and embedded systems was 99 percent complete. Remediation of remaining systems will take place during regularly scheduled shutdown periods during the fourth quarter. Required integration testing was completed during the third quarter. Integration testing is more comprehensive than individual system testing and is performed to increase the likelihood that critical systems will work together in 2000 and beyond. The high-level business risk assessment is completed and development of the resulting contingency plans is substantially completed as of September 30, 1999. The company is making specific operational plans for the millennium rollover period which include establishing command centers at almost every location to quickly gather and disseminate information.

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

Much of the Y2K effort is being supported by a reallocation of existing resources. The company anticipates total spending of $150 million between 1997 and 2000 largely on replacement of applications that, for reasons other than Y2K non-compliance, had been previously selected for replacement. Many of the replacement applications, such as the new SAP financial systems, offer improved functionality and commonality over predecessor systems and, at the same time, resolve the Y2K problem. To date, the company estimates actual spending of approximately $130 million of the total projected costs.

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

To reduce the impact of these failures were they to occur, the company is developing contingency plans for the most critical business processes. These plans represent a diversity of approaches and include maintaining higher inventory levels, developing secondary sources for strategic product chain links, and documenting back-up procedures and manual work-arounds. The ongoing assessment of critical external partners also plays an important role in contingency planning with appropriate actions mapped out at predetermined decision points depending on the outcome. The company has assessed the readiness of its major suppliers, third-party manufacturers, and customers and has audited critical suppliers and third-party manufacturers in an attempt to calculate, to the extent possible, where the company faces the greatest risk of failure. In addition, management implemented a company-wide program to strictly control and limit changes to major IT systems during the second half of 1999 to reduce potential additional exposures and to concentrate IT resources on integration testing and other Y2K-related efforts. Neither this program nor the previously mentioned reallocation of resources has had an adverse effect on non-Y2K mission-critical projects. Barring critical failures arising from factors beyond the company's direct control, management believes that by meeting the objectives of its Y2K program, the date recognition problem should not have a material adverse effect on the company's consolidated financial position, its results of operations, or liquidity.

FUTURE ACCOUNTING PRONOUNCEMENTS

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, such as statements concerning the company's anticipated financial or product performance, its ability to pay dividends, and other non-historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Since these statements are based on factors that involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others: sales and earnings projections; the future impact of the company's merger with SUGEN, Inc.; the effectiveness of and expense estimates related to future projects including restructuring plans, the Year 2000 date recognition problem, and conversion to the euro; management's ability to make further progress under the company's global turnaround program; the company's ability to successfully market new and existing products in new and existing markets; the success of the company's research and development activities and the speed with which regulatory authorizations and product rollouts may be achieved; fluctuations in currency exchange rates; the effects of the company's accounting policies and general changes in generally accepted accounting practices; the company's exposure to product liability lawsuits and contingencies related to actual or alleged environmental contamination; the company's exposure to antitrust lawsuits; social, legal and political developments, especially those relating to health care reform and product liabilities; general economic and business conditions; the company's ability to attract and retain current management and other employees of the company; and other risks and factors detailed in the company's other Securities and Exchange Commission filings, including its Proxy Statement and Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes from the disclosures in Form 10-K filed with the Securities and Exchange Commission on December 31, 1998.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)(i)   Exhibit A  - Independent Accountant's Report (page 25).

         (a)(ii)  Exhibit 12 - Ratio of Earnings to Fixed Charges (page 26).

         (a)(iii) Exhibit 15 - Awareness of PricewaterhouseCoopers (page 27).

         (a)(iv)  Exhibit 27 - Financial Data Schedule (EDGAR filing only).

         (b) Form 8-K - The following reports on Forms 8-K were filed during the quarter ended September 30, 1999:

                  Pharmacia & Upjohn, Inc., filed a current report on Form 8-K on July 1, 1999, with respect to the announcement that it had entered into an agreement and plan of merger on June 15, 1999 with SUGEN, Inc.

                  Pharmacia & Upjohn, Inc., filed a current report on Form 8-K on July 30, 1999, with respect to the announcement of its financial results for the quarter ended June 30, 1999.

                  SUGEN, Inc., filed a current report on Form 8-K on August 2, 1999, with respect to the announcement of its financial results for the quarter ended June 30, 1999.

                  Pharmacia & Upjohn, Inc., filed a current report on Form 8-K on August 17, 1999, with respect to the announcement that it had rescinded its stock repurchase program.

                  Pharmacia & Upjohn, Inc., filed a current report on Form 8-K on September 9, 1999, with respect to the announcement that it completed its merger with SUGEN, Inc. SUGEN had become a wholly owned subsidiary of Pharmacia & Upjohn.

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PHARMACIA & UPJOHN, INC.
                                        ------------------------
                                        (Registrant)

DATE:  November 12, 1999                /S/C. J. Coughlin
                                        C. J. Coughlin
                                        Executive Vice President
                                        and Chief Financial Officer



DATE:  November 12, 1999                /S/R. T. Collier
                                        R. T. Collier
                                        Senior Vice President
                                        and General Counsel