Form 10-K
period 1999-12-31
PHARMACIA & UPJOHN INC
filed 2000-03-20
CIK 949573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from____________to__________
                         Commission file number 1-11557

                            PHARMACIA & UPJOHN, INC.
             (Exact name of Registrant as specified in its charter)

             Delaware                                      98-0155411
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

              100 Route 206 North, Peapack, New Jersey 07977 U.S.A.
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes \X\   No \ \

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. \ \

The registrant estimates the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the NYSE--Composite Transactions closing price on February 17, 2000 as reported in The Wall Street Journal and treating all executive officers and directors of the Company and all beneficial owners of 5% or more of the Registrant's voting stock as affiliates) was approximately $25,907,648,570.

The number of shares of Common Stock, $.01 par value, outstanding as of February 17, 2000 is 520,103,359 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

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

         The Company's core business is the development, manufacture and sale of pharmaceutical products. This business is organized in two segments, prescription pharmaceutical and consumer health care and various other smaller operating units. The primacy prescription pharmaceutical segment includes general therapeutics, ophthalmology and hospital products including oncology, and diversified therapeutics. The consumer health care segment consists of self-medication products that are available to consumers over the counter without a prescription. This segment includes product line extensions of key prescription drugs, plus products to treat tobacco dependency.

         The remaining operating units include animal health, diagnostics, nutrition, plasma, pharmaceutical commercial services and biotechnology. Animal health produces and markets both pharmaceuticals and feed additives for livestock and pets. Diagnostics provides services to identify specific allergies in people. Nutrition sells food replacement products, primarily to hospitals. Plasma is a therapeutic area that prepares and markets products derived from blood plasma. Pharmaceutical commercial services develops, manufactures and markets certain bulk pharmaceutical chemicals and selected high-technology and specialty chemicals. Biotechnology primarily represents minority equity positions in biotechnology joint ventures that manufacture and market reagents, chemicals, and systems for biotechnology companies and academic research laboratories.

         During the second quarter of 1999, the Company merged with SUGEN, Inc. ("Sugen") a leader in target-driven drug discovery and development, to strengthen its R&D efforts in cell signaling and oncology.

         Also during the second quarter, the Company acquired 20 percent of Sensus Drug Development Corporation, a privately-held Company focused on developing drugs to treat endocrine disorders.

         In December 1999, the Company and Monsanto Company entered into an agreement to merge their businesses. Further information describing the proposed merger can be found at the SEC's website, www.sec.gov.

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

PHARMACEUTICAL PRODUCT DESCRIPTIONS

         The Company's performance in 1999 continues to be driven by sales of new prescription products that have been introduced within the last five years, such as XALATAN, DETROL, CAMPTOSAR, and MIRAPEX which are making up an increasing percentage of the Company's total sales. The growth has been especially strong in the U.S. and Japan, where sales of prescription drugs grew by 25 percent and 33 percent, respectively. According to IMS Health, Inc., Pharmacia & Upjohn was the fastest growing pharmaceutical company in Japan during 1999 as a result of expanding the sales force by one-third since 1998 and introducing three new products into the market.

         In 1999 XALATAN, for the treatment of open-angle glaucoma and ocular hypertension, became the Company's largest selling drug with sales of $507 million. Since its introduction in 1996, and subsequent launch in 49 countries, XALATAN has become the leading glaucoma agent in the world on the basis of its 1999 sales. In May 1999, XALATAN was launched in Japan, the world's second largest glaucoma market, for the first-line treatment of patients with ocular hypertension. In preparation for the launch, Pharmacia & Upjohn tripled the size of the ophthalmology sales force in Japan. As a result, the XALATAN launch in Japan was the most successful to date. In December 1999, the Company filed a New Drug Application for a fixed-dose combination formulation containing XALATAN and TIMOLOL, which the U.S. Food and Drug Administration (FDA) has designated for priority review.

         DETROL (DETRUSITOL outside the U.S.), the leading treatment for overactive bladder, reduces the symptoms of increased frequency and urge to urinate, as well as urge incontinence episodes. DETROL has been launched in 30 countries throughout the world, generating 1999 sales of $329 million, an increase of $204 million. Despite introduction of a new competitor in the U.S. market, DETROL has maintained its position as the dominant product in the market. A supplemental New Drug Application (NDA) was filed in December 1999 to strengthen the DETROL label for urge incontinence. Management also expects to file with regulatory agencies in the U.S. and Europe for a once-daily version of DETROL early in the year 2000. Additionally, Pharmacia & Upjohn recently signed a DETROL co-promotion agreement with G.D. Searle (Searle), the pharmaceutical division of Monsanto Company. As a result, the promotional sales force for DETROL in the U.S. will consist of over 1,800 representatives.

         In 1999, the Company increased its efforts to build on its growing presence in oncology and to capitalize on new opportunities to expand its global cancer care franchise. Sales of CAMPTOSAR, the company's leading oncology agent, increased by $100 million to a total of $293 million. Sales of CAMPTOSAR continue to benefit from new clinical data documenting its ability to improve survival in patients with colorectal cancer. Pharmacia & Upjohn markets CAMPTOSAR in the U.S. as a first-line treatment for metastatic colorectal cancer. In 1999, the Company filed a NDA for the use of CAMPTOSAR as a first-line treatment of colorectal cancer and has been granted a priority review by the FDA for this indication. Management expects to launch the new indication in 2000.

         In addition to CAMPTOSAR, the Company also markets a number of other widely prescribed oncology agents including PHARMORUBICIN and ADRIAMYCIN, anthracycline preparations which are used in the treatment of breast cancer and other solid tumors.

         In 1999, Pharmacia & Upjohn received U.S. FDA approval for two new breast cancer treatments, ELLENCE and AROMASIN. ELLENCE, the trade name for PHARMORUBICIN in the U.S., was launched shortly after its approval in September 1999. ELLENCE has been granted Orphan Drug Status by the FDA for the adjuvant treatment of patients with breast cancer following surgery or radiation therapy. AROMASIN, an oral hormonal drug that blocks the production of estrogen, was approved in 1999 for the treatment of patients with metastatic breast cancer. AROMASIN will be launched during 2000 in the U.S. and key markets in Europe and Latin America.

         Central nervous system (CNS) products, including MIRAPEX, CABASER, and EDRONAX are also contributing to Pharmacia & Upjohn's new product sales growth. New labeling urges physicians to warn their patients about the potential to develop drowsiness during activities of daily living. MIRAPEX sales grew 65 percent in 1999 to $81 million. In addition to MIRAPEX, Pharmacia & Upjohn also markets the dopamine agonist CABASER, for Parkinson's Disease, in Europe and Japan. In August 1999, CABASER was launched in Japan, the world's second largest market for Parkinson's Disease. CABASER is marketed in the U.S. under the trade name DOSTINEX for the treatment of patients with hyperprolactinemia; it is not approved for Parkinson's Disease in the U.S. EDRONAX, for the treatment of major depression, has been launched in 18 European and Latin American countries since 1997. The FDA issued an approvable letter for VESTRA, the trade name for EDRONAX in the U.S., in July 1999. The FDA issued a second approvable letter in February 2000 which will require the completion of an additional U.S. clinical trial. In the U.S., VESTRA will be co-marketed by Janssen Pharmaceutica, a division of Johnson & Johnson.

         The Company also produces the CNS drugs XANAX, HALCION, and SERMION, which are subject to intense generic competition. XANAX sales remained steady at $320 million, while HALCION sales grew to $97 million on the basis of a 14 percent increase in non-U.S. markets. SERMION, a treatment for cognitive and behavioral disorders related to senile dementia, continued to decline in 1999 as it did in 1997 and 1998.

         GENOTROPIN, the world's leading recombinant human growth hormone, is Pharmacia & Upjohn's second-largest selling product. The company recorded GENOTROPIN sales of $461 million in 1999. GENOTROPIN promotes longitudinal bone growth in children and adults with growth hormone deficiency. Outside the U.S., GENOTROPIN is also used in the treatment of growth disturbances associated with Turner's Syndrome and chronic renal insufficiency. In the U.S., GENOTROPIN sales increased by 64 percent as the product is capturing one-third of all new patients who are using growth hormone therapy. Despite intense competition and declining volume in the growth hormone market due to government imposed prescribing restrictions, GENOTROPIN sales in Japan increased due to a positive price effect, a favorable currency impact, and an improving market share after recovery of full marketing rights in 1998. The launch of GENOTROPIN MiniQuick, a new delivery system, has resulted in strong growth of the brand in Europe. GENOTROPIN MiniQuick is being launched on a wide-scale in the U.S. in early 2000.

         FRAGMIN, a low-molecular-weight heparin product for the prevention of thrombosis that is available in more than 50 countries, generated sales of $213 million in 1999. Outside the U.S., FRAGMIN is also used for treatment of deep vein thrombosis and in hemodialysis. In 1999, the FRAGMIN label in the U.S. was strengthened with the addition of new indications for the treatment of unstable coronary artery disease and prevention of thrombosis following hip surgery. In 1999, Pharmacia & Upjohn and Centocor entered into a co-promotion agreement, whereby Centocor will promote FRAGMIN to cardiovascular specialists in the U.S. With the more competitive labeling and an increased presence in the institutional arena, FRAGMIN sales grew 53 percent in the U.S. FRAGMIN also outpaced the growth of the low-molecular-weight heparin market in Europe.

         Pharmacia & Upjohn markets several hormonal products for women. DEPO-PROVERA Contraceptive Injection is the Company's largest selling hormonal product with 1999 sales of $252 million. It is approved in over 100 countries. Although the patents protecting DEPO-PROVERA have expired, no generic equivalents have been approved and the company does not foresee the introduction of a generic equivalent of DEPO-PROVERA in the U.S. within the next 12 months. LUNELLE (LUNELLA outside the U.S.), a monthly contraceptive injection, is expected to be approved in 2000. Because of its shorter duration of action and different drug profile, LUNELLE is targeted to a different patient population than DEPO-PROVERA and is not expected to cannibalize sales of DEPO-PROVERA. The Company also markets PROVERA, an agent used in progesterone replacement and OGEN, an estrogen replacement product. In addition, Pharmacia & Upjohn acquired U.S. promotional rights to three FDA approved products for hormone replacement therapy: VAGIFEM, ACTIVELLA, and INNOFEM from Novo Nordisk A/S. The Company will begin promotion of these products in 2000.

         The Company produces various forms of steroids under the trade names MEDROL, SOLU-MEDROL, and DEPO-MEDROL, which are used to treat a variety of inflammatory conditions. In 1999, Pharmacia & Upjohn reported sales of $297 million for the MEDROL family of products, a 13 percent increase compared to 1998.

         Pharmacia & Upjohn also introduced two new in-licensed products in the U.S. during 1999. PLETAL, generically known as cilostazol, is being co-promoted with Otsuka of America Pharmaceuticals Inc. PLETAL improves pain-free walking distance in patients who suffer from intermittent claudication, a form of peripheral arterial disease. GLYSET, a treatment for patients with Type-II diabetes, was in-licensed from Bayer AG and introduced in early 1999.

         In 1999, the company filed applications in the U.S. and Europe to market ZYVOX (ZYVOXA) for the treatment of hospitalized patients with severe Gram-positive infections. ZYVOX has been granted priority review by the FDA and the Company expects to introduce the product in

2000. ZYVOX is the lead compound in the oxazolidinone class of antibiotics, the first new class of antibiotics to reach the market in over 30 years. ZYVOX will be an important addition to Pharmacia & Upjohn's existing line of antibiotics which includes CLEOCIN (or DALACIN), LINCOCIN, and VANTIN.

         Generic price erosion has affected sales of older products including HEALON, PROVERA, MICRONASE/GLYNASE, ADRIAMYCIN, and LINCOCIN. Competition from generic drugs is expected to continue to adversely affect future sales of these products, and may also negatively impact the sales of other products like XANAX, CLEOCIN and MEDROL, which also face generic competition. Brand name competitive products negatively influenced the sales of CAVERJECT and VANTIN in 1999.


                          CONSUMER HEALTH CARE SEGMENT

         In the consumer health care or over-the-counter (OTC) products business, the company's leading products are the NICORETTE line to treat tobacco dependency, and ROGAINE (REGAINE), the treatment for hereditary hair loss. During 1999, the company recorded $234 million in NICORETTE sales, an increase in local currency of 13 percent over 1998. Sales of ROGAINE increased 4 percent to $139 million. Sales of other OTC products in the U.S. declined in 1999 resulting in a net overall flat performance for the year in the global OTC business when compared with the prior year. Sales of NICORETTE in 1999 were led by Europe and Australia.

                           ALL OTHER BUSINESS SEGMENTS

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


                            RESEARCH AND DEVELOPMENT

                  The Company aims to direct its R&D efforts to develop new innovative pharmaceuticals and other healthcare products offering high therapeutic benefits in a number of therapeutic areas in which the Company believes it has the ability to establish a leading global position. The Company also seeks to expand the markets for its existing products by identifying new indications and administration forms as well as by expanding their international market penetration and extending product life, including by converting suitable patented products to over-the-counter products. The Company concentrates its R&D resources on selected areas both where it has in-house expertise and where there are identified substantial unmet medical needs. The Company's research activities are being focused on four medically important therapeutic areas, including infectious disease, metabolic disease, central nervous system disease and oncology, and are conducted principally in the Company's four regional centers in Kalamazoo, Michigan; South San Francisco, California; Stockholm, Sweden and Milan, Italy.

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

                  Oncology is another major research focus for the Company with discovery and development efforts aimed at finding effective treatments for various forms of tumors, particularly those which respond poorly, or are resistant, to currently available therapy. The research programs cover chemotherapy, hormone therapy, immunotherapy of cancer as well as novel approaches and mechanisms of antitumor action which are being pursued mainly in discovery phase. In addition, research and development programs conducted by the Company's wholly-owned subsidiary, Sugen, Inc., will enhance our genomics-based drug discovery capabilities and strengthen the Company's oncology portfolio by providing new therapeutic approaches to the treatment of cancer. Sugen currently has three anti-cancer drugs in clinical development including novel cytostatic agents and angiogenesis inhibitors. In addition to its current focus in oncology, SUGEN is applying its technology platform to identify and validate novel targets for a range of potential clinical applications.

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


                           MARKETING AND DISTRIBUTION

                  The Company's pharmaceutical products are sold worldwide to healthcare providers, veterinarians, drug stores, food stores, mass merchandisors, distributors and wholesalers. The Company markets its products through its own marketing companies or through local distributors and licensees. As part of its ongoing commitment to its customers, the Company periodically organizes educational programs to provide specialist doctors with information on the most recent product innovations and scientific advances.


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

                  The Company must obtain and maintain regulatory approval for a pharmaceutical product from a country's national regulatory agency before the product may be sold in a particular country.

                  The submission of an application to a regulatory authority does not guarantee that it will grant a license to market the product. Each authority may impose its own requirements and delay or refuse to grant approval, even though a product has been approved in another country.

                  In the Company's principal markets, the approval process for a new product is complex and lengthy. The time taken to obtain approval varies by country but generally takes from six months to four years from the date of application. This increases the cost to the Company of developing new products and increases the risk that the Company will not succeed in selling them successfully.

                  In addition to normal price competition in the marketplace, the prices of the Company's products are restricted by price controls imposed by governments and health care providers in most countries where we sell products. Price controls operate differently in different countries and can cause wide differences in prices between markets. Currency fluctuations can aggravate these differences. The existence of price controls can limit the revenues the Company earns on the Company's products and may have an adverse effect on the Company's business and results of operations.

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


                                    EMPLOYEES

                  The Company has approximately 31,000 employees worldwide, although the number is continually changing based on realignment of operations and workforce needs.

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

                  Since several capital projects are undertaken for both environmental control and other business purposes, such as production process improvements, it is difficult to estimate the specific capital expenditures for environmental control. However, it is estimated that capital expenditures for environmental protection will exceed $30 million in 2000 and $35 million in 2001. Operating expenses for compliance with environmental protection laws and regulations in 1999 are estimated to have been in excess of $50 million. Management estimates that such operating expenses will be in excess of $50 million in each of years 2000 and 2001.

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


ITEM 2.  PROPERTIES

         The Company's various businesses operate through a number of offices, research laboratories and production facilities throughout the world with principal locations in Kalamazoo, Michigan; South San Francisco, California; Stockholm, Uppsala and Helsingborg, Sweden; Milan, Italy; and Puurs, Belgium. The Company also has major facilities in Japan and Puerto Rico. The Company headquarters is located in Peapack , New Jersey. The Company believes its properties to be adequately maintained and suitable for their intended use and its production facilities to have a capacity adequate for its current needs.


ITEM 3.  LEGAL PROCEEDINGS

         The company is involved in a number of legal and environmental proceedings. These include a substantial number of product liability suits claiming damages as a result of the use of the company's products and administrative and judicial proceedings at several "Superfund" sites. The Company has successfully settled or otherwise resolved most of the Superfund sites where it has had some alleged connection.

         While it is not possible to predict or determine the outcome of legal actions brought against the company, or the ultimate cost of environmental matters, the Company continues to believe that any potentially unaccrued costs and liabilities associated with such matters will not have a material adverse effect on the Company's consolidated financial position. Unless there is a significant deviation from the historical pattern of resolution of these issues, there should not be a material adverse effect on the Company's consolidated financial position, its results of operations or liquidity.

         The Company has been a party along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, which were consolidated and transferred to the Federal District Court for the Northern District of Illinois. These suits, brought by independent pharmacies and chains, generally allege unlawful conspiracy, price discrimination and price fixing and, in some cases, unfair competition. These suits specifically allege that the Company and the other named defendants violated the following: (1) the Robinson-Patman Act by giving substantial discounts to hospitals, nursing homes, mail-order pharmacies and health maintenance organizations ("HMOs") without offering the same discounts to retail drugstores, and (2) Section I of the Sherman Antitrust Act by entering into illegal vertical combination with other manufacturers and wholesalers to restrict certain discounts and rebates so they benefited only favored customers.

         The Federal District Court for the Northern District of Illinois certified a national class of retail pharmacies in November 1994. The Company announced in 1998 that it reached a settlement with the plaintiffs in the federal class action case for $103 that was paid during the first quarter of 1999. Similar actions by proposed retailer classes have been filed in the state courts of Alabama, California, Minnesota, Mississippi, and Wisconsin. Twenty-three class action lawsuits seeking damages based on the same alleged conduct have been filed in 18 states and the District of Columbia. The plaintiffs claim to represent consumers who purchased prescription drugs in those jurisdictions and one other state. Two of the lawsuits have been dismissed. Fifteen have been settled. The Company believes that any potential remaining liability above amounts accrued will not have a material adverse effect on the Company's consolidated financial position, its results of operations, or liquidity.

         Please see the third paragraph of the section captioned "Environmental Matters" for information concerning the Company's discontinued industrial chemical facility in North Haven, Connecticut.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company

         The Common Stock is listed and traded on the New York Stock Exchange (the "NYSE") under the symbol PNU. As of February 17, 2000, there were 35,009 holders of record of the Common Stock. Swedish Depositary Shares, each representing one share of Common Stock, are traded on the Stockholm Stock Exchange under the symbol PH&U.

         On December 19, 1999, Pharmacia & Upjohn and Monsanto Company ("Monsanto") entered into reciprocal stock option agreements. Under the terms of the stock option granted by Pharmacia & Upjohn to Monsanto, Monsanto may purchase up to 77,388,932 shares of Pharmacia & Upjohn common stock (representing approximately 14.9% of the outstanding Pharmacia & Upjohn common stock as of December 17, 1999) at an exercise price of $50.25 per share. The consideration received by Pharmacia & Upjohn for the stock option it granted to Monsanto Company consisted of (1) a substantially similar stock option to purchase up to 94,774,810 shares of Monsanto Company common stock (representing approximately 14.9% of the outstanding Monsanto Company common stock as of December 17, 1999) at an exercise price of $41.75 per share and (2) inducing Monsanto Company to enter into the Agreement and Plan of Merger, dated as of December 19, 1999, as amended by Amendment No. 1 dated as of February 18, 2000, among Monsanto Company, MP Sub, Incorporated, a direct wholly-owned subsidiary of Monsanto Company, and Pharmacia & Upjohn.

         Monsanto Company may exercise the option granted to it, in whole or in part, at any time after the occurrence of an event which would entitle it to receive a full termination fee of $575 million under the merger agreement and prior to termination of the option. The right to exercise the option terminates upon the earliest to occur of the following circumstances:

         o   the merger is completed;

         o   six months after the option first becomes exercisable;

         o termination of the merger agreement under circumstances which cannot result in Monsanto becoming entitled to receive termination fees of $575 million or more from Pharmacia & Upjohn;

         o Monsanto receives $635 million, less any termination fee received by Monsanto, for the repurchase of the option; and

         o twelve months after termination of the merger agreement under circumstances which could result in Monsanto becoming entitled to receive an aggregate termination fee of $575 million upon the occurrence of a subsequent event.

         If a stock option becomes exercisable, Monsanto may, as to all or part of the shares of common stock subject to the option, elect to receive a cash payment from the option grantor. This cash payment would terminate Monsanto's right to purchase those shares of common stock upon the exercise of the option. The cash to be paid per share would be equal to the difference between the exercise price of the option and the higher of:

         o the highest price per share proposed to be paid by any other person in connection with an acquisition proposal; and

         o the average closing price of the stock for the ten trading days preceding the date that the election to receive cash is exercised.

         If a stock option becomes exercisable, Pharmacia & Upjohn may elect to repurchase the option from Monsanto for a cash payment. This cash payment would terminate Monsanto's right to purchase those shares upon the exercise of the option. The cash to be paid per share would be computed the same as if Monsanto had elected to receive cash for the option.

         The stock option agreement provides that the total profit that Monsanto is permitted to receive under the option agreement and the termination provisions of the merger agreement cannot exceed $635 million in the aggregate.

         The granting of the stock option by Pharmacia & Upjohn to Monsanto Company was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

                                 QUARTERLY DATA
                    -----------------------------------------
                    PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES

1999 (UNAUDITED)                          FIRST        SECOND         THIRD        FOURTH
                                         QUARTER       QUARTER       QUARTER       QUARTER
                                         -------       -------       -------       -------
Dollar amounts in millions, except per-share data

Net sales                                $ 1,774       $ 1,760       $ 1,776       $ 1,943
Cost of products sold                        493           447           481           472
Research and development                     340           337           373           384
Selling, general and administrative          670           682           667           781
Merger and restructuring                      --            --            32            38
Interest income                              (20)          (18)          (16)          (26)
Interest expense                               8            24             9            22
All other, net                               (19)           13           (37)          (31)
                                         -------       -------       -------       -------
Earnings before income taxes                 302           275           267           303
Provision for income taxes                    90            83            82            89
                                         -------       -------       -------       -------
Net earnings                             $   212       $   192       $   185       $   214
                                         =======       =======       =======       =======
Net earnings per common share:
  Basic                                      .40           .37           .35           .41
  Diluted                                    .39           .36           .34           .40
                                         -------       -------       -------       -------
Dividends declared per share                 .27           .27           .27           .27
Market Price:
  High                                    63.813        66.375        59.563        60.688
  Low                                    $51.875       $51.563       $46.375       $43.500
                                         =======       =======       =======       =======

1998 (UNAUDITED)                          FIRST        SECOND         THIRD        FOURTH
                                         QUARTER       QUARTER       QUARTER       QUARTER
                                         -------       -------       -------       -------
Dollar amounts in millions, except per-share data
Net sales                                $ 1,586       $ 1,654       $ 1,669       $ 1,849
Cost of products sold                        486           493           516           536
Research and development                     285           305           279           365
Selling, general and administrative          568           702           599           683
Merger and restructuring                      --            --            --            92
Interest income                              (24)          (22)          (21)          (24)
Interest expense                               6             5             6             8
All other, net                                (3)          (34)          (22)           (3)
                                         -------       -------       -------       -------
Earnings before income taxes                 268           205           312           192
Provision for income taxes                    94            74           108            70
                                         -------       -------       -------       -------
Net earnings                             $   174       $   131       $   204       $   122
                                         =======       =======       =======       =======
Net earnings per common share:
  Basic                                      .33           .25           .39           .23
  Diluted                                    .33           .24           .38           .22
                                         -------       -------       -------       -------
Dividends declared per share                 .27           .27           .27           .27
                                         -------       -------       -------       -------
Market Price:
  High                                   $45.875       $46.688       $51.688       $57.250
  Low                                    $33.750       $38.250       $40.438       $44.875
                                         =======       =======       =======       =======
The quarterly dividend throughout fiscal year 1998 and 1999 was $0.27 per share of Common Stock.



ITEM 6.           SELECTED FINANCIAL DATA


In the third quarter of 1999, the company merged with SUGEN, Inc., a drug discovery and development company. The merger was accounted for as a pooling of interests under U.S. generally accepted accounting principles. All data prior to this date, except dividends, have been restated to reflect the combined operations of the two companies as if they had been merged during all prior periods.

YEARS ENDED DECEMBER 31                    1999         1998         1997        1996         1995
-----------------------                    ----         ----         ----        ----         ----
Dollar amounts in millions,
 except per-share data
Net sales                                $ 7,253      $ 6,758      $ 6,586      $ 7,176      $ 6,949
Earnings from continuing operations          803          631          258          550          733
Total assets                              10,698       10,343       10,457       11,259       11,536
Long-term debt                               142          295          411          567          603
Diluted earnings per share
 from continuing operations                 1.49         1.17         0.48         1.03         1.39
Dividends declared per share(*)          $  1.08      $  1.08      $  1.08      $  1.08      $  0.27
                                         =======      =======      =======      =======      =======


* Information provided related to dividends declared is the historical information for Pharmacia and Upjohn. SUGEN had no dividend history and separate dividend history and separate dividend information for Pharmacia AB and The Upjohn Company prior to their merger has not been presented because the information would not be meaningful.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                FINANCIAL REVIEW
                    -----------------------------------------
                    PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES

OVERVIEW

Pharmacia & Upjohn sales and earnings for 1999 showed significant growth over the prior year continuing the turnaround that began in 1998. Sales grew at a seven-percent rate in 1999 compared with three-percent growth in 1998. Adjusting for divestitures of the nutrition business in 1998 and the biotech business in 1997, the sales growth rates become more reflective of underlying business performance. On this basis, sales rose 12 percent during 1999 and 8 percent in 1998.

Growth in earnings before income taxes and growth in net earnings are affected by a number of events and transactions that, because of their magnitude and relative infrequency of occurrence, warrant special reference. Throughout the discussion that follows, we have identified such items that management believes had a noteworthy effect on the comparability of year-to-year performance measures. This was done to facilitate a better understanding of the company's reported earnings growth trends. Significant among these events and transactions were the following which are discussed more fully below: restructuring charges in each of the past three years involving two acquisitions and a global turnaround of the company's performance; the divestitures referred to in the first paragraph above; a realignment of certain research and development (R&D) projects; settlement of certain lawsuits; and termination of a licensing arrangement in Japan.

CONSOLIDATED RESULTS                       1999      %CHANGE        1998       %CHANGE      1997
--------------------                       ----      -------        ----       -------      ----
Dollars in millions,
except per-share data
Sales                                     $7,253           7%      $6,758           3%      $6,586

Earnings before income taxes               1,147          18          977         125          435
Net earnings                                 803          27          631         145          258
Net earnings per common share (EPS):
 --Basic                                  $ 1.53          27       $ 1.20         150       $  .48
 --Diluted                                $ 1.49          27%      $ 1.17         144%      $  .48
                                          ======        ====       ======        ====       ======

In the following discussion of consolidated results, per-share amounts are presented on a diluted, after-tax basis. Throughout this document, Pharmacia & Upjohn is alternatively referred to as the company or P&U.

During the third quarter of 1999, the company merged with SUGEN, Inc. (Sugen), a leader in target-driven drug discovery and development, to strengthen its R&D efforts in cell signaling and oncology. The merger was completed on August 31 and called for the exchange of approximately 10 million shares of P&U stock for all the outstanding common stock of Sugen. Because the merger was accounted for as a pooling of interests, all prior-period financial data were restated to include Sugen's results as if it had always been a part of P&U. Also during the third quarter, P&U acquired 20 percent of Sensus Drug Development Corporation (Sensus), a privately held company focused on developing drugs to treat endocrine disorders. The Sensus investment, accounted for using the equity method, is expected to expand P&U's leadership position in endocrinology.

Sugen and Sensus together represented incremental costs of approximately $162 million in 1999 compared to 1998. R&D expense comprised the majority of these costs totaling $104 million in 1999 for the two operations whereas Sugen spending in 1998 was $32 million. In connection with the merger with Sugen, the company recorded approximately $70 million in merger and restructuring expenses. The remaining incremental cost was principally interest expense. On an earning-per-share basis, the overall effect of Sugen and Sensus on reported results was approximately $0.31 for 1999 and $0.14 in 1998 relating to Sugen.

The company recognized restructuring charges in 1998 and 1997 as well. Restructuring charges were $92 million ($.11 per share) in 1998 and $316 million ($.38 per share) in 1997. These restructuring efforts were associated with the company's global turnaround program. This program was undertaken to achieve simplified infrastructure, improved efficiency, and a global focus on the core pharmaceutical business.

To concentrate resources on the faster-growing, higher-margin pharmaceutical businesses, management has divested two noncore businesses in the past three years. Substantially all of the nutrition business was sold in 1998 and 1999. A loss of $52 million ($.07 per share) was recognized in 1998 with the initial transaction involving the business located in all parts of the world except Germany and China. In the third quarter of 1999, the Germany portion of the business was sold and the sale of the China component will close during the first quarter of 2000. The gain realized on the Germany sale was reflected in "All other, net." Also reported in "All other, net" in the latter half of the year and largely offsetting the gain on the nutrition-Germany sale were costs associated with the company's relocation of its corporate headquarters to Peapack, New Jersey.

In 1997, the company merged Pharmacia Biotech, its biotechnology supply business, with Amersham Life Science creating a new company, Amersham Pharmacia Biotech Ltd., of which Pharmacia & Upjohn owns 45 percent which is accounted for under the equity method. In connection with the merger and subsequent restructuring of Biotech, the company recorded charges of $79 million ($.12 per share) in 1997.

Also affecting earnings comparability, in 1998 management reached a settlement of $103 million in a federal class-action lawsuit originally filed in 1993 on behalf of retail pharmacies. As a consequence of the settlement, the company increased its litigation reserves by $61 million ($0.08 per share), a charge reported in selling, general and administrative (SG&A) expense in the second quarter of 1998. In 1997, the company terminated a sales and marketing arrangement in Japan related to one of its leading products, GENOTROPIN. The contract termination and related inventory repurchase resulted in a charge of $115 million ($.11 per share) recorded in sales, cost of goods sold, and SG&A expense.

Also in 1997, the company purchased exclusive worldwide commercialization rights to a research compound for $35 million ($.04 per share) and terminated certain future product plans resulting in a charge of $36 million ($.05 per share). Both charges were reported in research and development (R&D) expense. Management additionally recognized $70 million ($.09 per share) in litigation-related charges in 1997 which were recorded in SG&A expense.

NET SALES

Unless otherwise indicated, analysis of sales performance below excludes the divested nutrition and biotech businesses.

Sales growth in 1999 of 12 percent was the combined result of volume increases of 11% and nominal effects of price increases offset by currency exchange effects netting to approximately one additional percentage point of growth.

Sales in the U.S. continue to represent an increasingly significant percentage of worldwide sales, increasing to 41 percent in 1999 from 39 percent in 1998 and 34 percent in 1997. Despite increasing growth in the U.S. relative to non-U.S. markets, the company's geographic composition of sales will continue to result in significant exposure to the fluctuations of exchange rates in both translation of financial results and the underlying transactions that comprise the results. The estimated effect of exchange rates on sales by country in the following table is based on location of customer.

EXCHANGE EFFECT                                         %CHANGE
ON CONSOLIDATED SALES          1999         %CHANGE     EXCL. FX*    1998
---------------------          ----         -------     ---------    ----
Dollars in millions
Non-U.S.:
 Japan                         $  738         31.2%        14.1%    $  562
 Italy                            430         (1.0)         3.2        434
 Germany                          357         (2.0)         2.0        364
 United Kingdom                   328         11.0         13.2        295
 Sweden                           257         (1.2)         2.5        260
 France                           273          6.8         10.9        256
 Spain                            170          9.1         13.7        156
 Rest of world                  1,710          6.1         10.4      1,612
United States                   2,915         17.8         17.8      2,476
                                -----         ----         ----      -----
Total Sales (adjusted for
 divested businesses)           7,178         11.9%        12.5%     6,415
                                -----         ----         ----      -----
Divested businesses                75                                  343
                                -----         ----         ----      -----
Consolidated Net Sales         $7,253          7.3%         7.9%    $6,758
                               ======          ===          ===     ======

* Represents percent change from the prior year excluding the approximate effects of currency exchange rate fluctuations.

Management reports its operations within two reportable segments: prescription pharmaceutical and consumer health care, with the remaining operations being combined in "all other."

The prescription pharmaceutical and consumer health care segments are each comprised of a single operating unit. The "all other" grouping includes animal health, diagnostics, nutrition, plasma, bulk drugs, third-party manufacturing and biotechnology. Additional information regarding segments is provided in Note 21 to the consolidated financial statements.

SALES BY SEGMENT                   1999       %CHANGE      1998       %CHANGE     1997
----------------                   ----       -------      ----       -------     ----
Dollars in millions
Prescription pharmaceuticals      $5,499        15.7%     $4,752         8.7%     $4,370
Consumer health care                 683        (0.1)        683         6.5         642
All other                          1,071       (19.1)      1,323       (15.9)      1,574
                                  ------         ---      ------         ---      ------
TOTAL CONSOLIDATED SALES          $7,253         7.3%     $6,758         2.6%     $6,586
                                  ======         ===      ======         ===      ======

The increase in prescription pharmaceutical segment sales in 1999 was due largely to new prescription product growth in the U.S. and Japan. Although new product growth was strong in 1998, sales that year included only partial year sales of continually growing products such as XALATAN. New product growth was also strong in 1997. Sales that year were adversely affected, though, by intense generic competition and year-end 1996 trade inventory accumulations in the U.S. and across major markets in Europe. In Japan, mandatory price decreases in each of the last three years, negative exchange effects, and government restrictions in health care reimbursements have adversely affected prescription pharmaceutical segment sales.

Sales of the consumer health care segment have remained constant since 1998. The increase in sales of the consumer health care segment in 1998 was driven by particularly strong growth in sales of the NICORETTE line of products.

The "all other" grouping accounted for approximately 15 percent of consolidated sales in 1999, down from 20 percent in 1998 and 24 percent in 1997. As previously mentioned, the company divested the majority of the nutrition business to Fresenius AG in December 1998. As a result of this transaction, sales associated with nutrition were significantly lower in 1999 than in previous years. Also, the sale of Biotech, effective August 1997 (see Note 6 to the consolidated financial statements) further reduced sales in this grouping.


SALES BY PRODUCT

A year-to-year consolidated net sales comparison of the company's top 20 products (including generic equivalents where applicable) is provided in the table below.

SALES OF TOP PRODUCTS        1999     %CHANGE         1998     %CHANGE          1997
---------------------        ----     -------        -----     -------          ----
Dollars in millions
XALATAN                     $  507      52.8% $        332       101.6%       $  165
GENOTROPIN                     461       16.6          395        13.1           349
CLEOCIN/DALACIN                343        9.2          314         5.1           299
DETROL/DETRUSITOL              329      162.5          125         N/A             1
XANAX                          320       (0.2)         321        14.8           279
MEDROL                         297       12.7          264         9.4           241
CAMPTOSAR                      293       51.5          194        26.0           154
DEPO-PROVERA                   252       11.2          227        15.8           196
NICORETTE                      234        9.6          213        26.8           168
FRAGMIN                        213       17.9          181         9.5           165
PHARMORUBICIN                  206       16.4          177        (9.3)          196
ROGAINE/REGAINE                139        4.1          133         3.2           129
HEALON                         137       (2.8)         140        (9.3)          155
AZULFIDINE/SALAZOPYRIN          98        1.7           97         3.2            94
HALCION                         97        9.1           89        (5.8)           93
PROVERA                         95       (5.5)         100         4.9            96
MIRAPEX/MIRAPEXIN               81       65.4           49         N/A           N/A
MICRONASE/GLYNASE               74      (20.6)          93         8.5            84
ADRIAMYCIN                      65       (3.9)          67         N/A           N/A
CAVERJECT                       58      (20.9)          73       (17.0)           88
                            ------       ----       ------        ----        ------
TOTAL                       $4,299       19.9%      $3,584        21.4%       $2,952
                            ======       ====       ======        ====        ======

The company's performance in 1999 continues to be driven by sales of new prescription products that have been introduced within the last five years, such as XALATAN, DETROL, CAMPTOSAR, and MIRAPEX which are making up an increasing percentage of the company's total sales. The growth has been especially strong in the U.S. and Japan, where sales of prescription drugs grew by 25 percent and 33 percent, respectively. According to IMS Health, Inc., Pharmacia & Upjohn was the fastest growing pharmaceutical company in Japan during 1999 as a result of expanding the sales force by one-third since 1998 and introducing three new products into the market.

In 1999 XALATAN, for the treatment of open-angle glaucoma and ocular hypertension, became the company's largest selling drug with sales of $507 million. Since its introduction in 1996, and subsequent launch in 49 countries, XALATAN has become the leading glaucoma agent in the world on the basis of its 1999 sales. In May 1999, XALATAN was launched in Japan, the world's second largest glaucoma market, for the first-line treatment of patients with ocular hypertension. In preparation for the launch, Pharmacia & Upjohn tripled the size of the ophthalmology sales force in Japan. As a result, the XALATAN launch in Japan was the most successful to date. In December 1999, the company filed a New Drug Application for a fixed-dose combination formulation containing XALATAN and TIMOLOL, which the U.S. Food and Drug Administration (FDA) has designated for priority review.

DETROL (DETRUSITOL outside the U.S.), the leading treatment for overactive bladder, reduces the symptoms of increased frequency and urge to urinate, as well as urge incontinence episodes. DETROL has been launched in 30 countries throughout the world, generating 1999 sales of $329 million, an increase of $204 million. Despite introduction of a new competitor in the U.S. market, DETROL has maintained its position as the dominant product in the market. A supplemental New Drug Application (NDA) was filed in December 1999 to strengthen the DETROL label for urge incontinence. Management also expects to file with regulatory agencies in the U.S. and Europe for a once-daily version of DETROL early in the year 2000. Additionally, Pharmacia & Upjohn recently signed a DETROL co-promotion agreement with G.D. Searle (Searle), the pharmaceutical division of the Monsanto Company. As a result, the promotional sales force for DETROL in the U.S. will consist of over 1,800 representatives.

In 1999, the company increased its efforts to build on its growing presence in oncology and to capitalize on new opportunities to expand its global cancer care franchise. Sales of CAMPTOSAR, the company's leading oncology agent, increased by $100 million to a total of $293 million. Sales of CAMPTOSAR continue to benefit from new clinical data documenting its ability to improve survival in patients with colorectal cancer. Pharmacia & Upjohn markets CAMPTOSAR in the U.S. as a second-line treatment for metastatic colorectal cancer. In 1999, the company filed a NDA for the use of CAMPTOSAR as a first-line colorectal cancer and has been granted a priority review by the FDA for this indication. Management expects to launch the new indication in 2000.

In addition to CAMPTOSAR, the company also markets a number of other widely prescribed oncology agents including PHARMORUBICIN and ADRIAMYCIN, anthracycline preparations which are used in the treatment of breast cancer and other solid tumors.

In 1999, Pharmacia & Upjohn received U.S. FDA approval for two new breast cancer treatments, ELLENCE and AROMASIN. ELLENCE, the trade name for PHARMORUBICIN in the U.S., was launched shortly after its approval in September 1999. ELLENCE has been granted Orphan Drug Status by the FDA for the adjuvant treatment of patients with breast cancer following surgery or radiation therapy. AROMASIN, an oral hormonal drug that blocks the production of estrogen, was approved in 1999 for the treatment of patients with metastatic breast cancer. AROMASIN will be launched during 2000 in the U.S. and key markets in Europe and Latin America.

Central nervous system (CNS) products, including MIRAPEX, CABASER, and EDRONAX are also contributing to Pharmacia & Upjohn's new product sales growth. New labeling urges physicians to warn their patients about the potential to develop drowsiness during activities of daily living. MIRAPEX sales grew 65 percent in 1999 to $81 million. In addition to MIRAPEX, Pharmacia & Upjohn also markets the dopamine agonist CABASER, for Parkinson's Disease, in Europe and Japan. In August 1999, CABASER was launched in Japan, the world's second largest market for Parkinson's Disease. CABASER is marketed in the U.S. under the trade name DOSTINEX for the treatment of patients with hyperprolactinemia; it is not approved for Parkinson's Disease in the U.S. EDRONAX, for the treatment of major depression, has been launched in 18 European and Latin

American countries since 1997. The FDA issued an approvable letter for VESTRA, the trade name for EDRONAX in the U.S., in July 1999. The FDA issued a second approvable letter in February 2000 which will require the completion of an additional U.S. clinical trial. In the U.S., VESTRA will be co-marketed by Janssen Pharmaceutica, a division of Johnson & Johnson.

The company also produces the CNS drugs XANAX, HALCION, and SERMION, which are subject to intense generic competition. XANAX sales remained steady at $320 million, while HALCION sales grew to $97 million on the basis of a 14 percent increase in non-U.S. markets. SERMION, a treatment for cognitive and behavioral disorders related to senile dementia, continued to decline in 1999 as it did in 1997 and 1998.

GENOTROPIN, the world's leading recombinant human growth hormone, is Pharmacia & Upjohn's second-largest selling product. The company recorded GENOTROPIN sales of $461 million in 1999. GENOTROPIN promotes longitudinal bone growth in children and adults with growth hormone deficiency. Outside the U.S., GENOTROPIN is also used in the treatment of growth disturbances associated with Turner's Syndrome and chronic renal insufficiency. In the U.S., GENOTROPIN sales increased by 64 percent as the product is capturing one-third of all new patients who are using growth hormone therapy. Despite intense competition and declining volume in the growth hormone market due to government imposed prescribing restrictions, GENOTROPIN sales in Japan increased due to a positive price effect, a favorable currency impact, and an improving market share after recovery of full marketing rights in 1998. The launch of GENOTROPIN MiniQuick, a new delivery system, has resulted in strong growth of the brand in Europe. GENOTROPIN MiniQuick is being launched on a wide-scale in the U.S. in early 2000.

FRAGMIN, a low-molecular-weight heparin product for the prevention of thrombosis that is available in more than 50 countries, generated sales of $213 million in 1999. Outside the U.S., FRAGMIN is also used for treatment of deep vein thrombosis and in hemodialysis. In 1999, the FRAGMIN label in the U.S. was strengthened with the addition of new indications for the treatment of unstable coronary artery disease and prevention of thrombosis following hip surgery. In 1999, Pharmacia & Upjohn and Centocor entered into a co-promotion agreement, whereby Centocor will promote FRAGMIN to cardiovascular specialists in the U.S. With the more competitive labeling and an increased presence in the institutional arena, FRAGMIN sales grew 53 percent in the U.S. FRAGMIN also outpaced the growth of the low-molecular-weight heparin market in Europe.

Pharmacia & Upjohn markets several hormonal products for women. DEPO-PROVERA Contraceptive Injection is the company's largest selling hormonal product with 1999 sales of $252 million. It is approved in over 100 countries. Although the patents protecting DEPO-PROVERA have expired, no generic equivalents have been approved and the company does not foresee the introduction of a generic equivalent of DEPO-PROVERA in the U.S. within the next 12 months. LUNELLE (LUNELLA outside the U.S.), a monthly contraceptive injection, is expected to be approved in 2000. Because of its shorter duration of action and different drug profile, LUNELLE is targeted to a different patient population than DEPO-PROVERA and is not expected to cannibalize sales of DEPO-PROVERA. The company also markets PROVERA, an agent used in progesterone replacement and OGEN, an estrogen replacement product. In addition, Pharmacia & Upjohn acquired U.S. promotional rights to three FDA approved products for hormone replacement therapy: VAGIFEM, ACTIVELLA, and INNOFEM from Novo Nordisk A/S. The company will begin promotion of these products in 2000.

The company produces various forms of steroids under the trade names MEDROL, SOLU-MEDROL, and DEPO-MEDROL, which are used to treat a variety of inflammatory conditions. In 1999, Pharmacia & Upjohn reported sales of $297 million for the MEDROL family of products, a 13 percent increase compared to 1998.

Pharmacia & Upjohn also introduced two new in-licensed products in the U.S. during 1999. PLETAL, generically known as cilostazol, is being co-promoted with Otsuka of America Pharmaceuticals Inc. PLETAL improves pain-free walking distance in patients who suffer from intermittent claudication, a form of peripheral arterial disease. GLYSET, a treatment for patients with Type-II diabetes, was in-licensed from Bayer AG and introduced in early 1999.

In 1999, the company filed applications in the U.S. and Europe to market ZYVOX (ZYVOXA) for the treatment of hospitalized patients with severe Gram-positive infections. ZYVOX has been granted priority review by the FDA and the company expects to introduce the product in 2000. ZYVOX is the lead compound in the oxazolidinone class of antibiotics, the first new class of antibiotics to reach the market in over 30 years. ZYVOX will be an important addition to Pharmacia & Upjohn's existing line of antibiotics which includes CLEOCIN (or DALACIN), LINCOCIN, and VANTIN.

Generic price erosion has affected sales of older products including HEALON, PROVERA, MICRONASE/GLYNASE, ADRIAMYCIN, and LINCOCIN. Competition from generic drugs is expected to continue to adversely affect future sales of these products, and may also negatively impact the sales of other products like XANAX, CLEOCIN and MEDROL, which also face generic competition. Brand name competitive products negatively influenced the sales of CAVERJECT and VANTIN in 1999.

In the consumer health care or over-the-counter (OTC) products business, the company's leading products are the NICORETTE line to treat tobacco dependency, and ROGAINE (REGAINE), the treatment for hereditary hair loss. During 1999, the company recorded $234 million in NICORETTE sales, an increase in local currency of 13 percent over 1998. Sales of ROGAINE increased 4 percent to $139 million. Sales of other OTC products in the U.S. declined in 1999 resulting in a net overall flat performance for the year in the global OTC business when compared with the prior year. Sales of NICORETTE in 1999 were led by Europe and Australia.


OPERATING COSTS AND EXPENSES

Consolidated operating expenses, stated as a percentage of net sales, are provided in the table below.

                                        1999        1998        1997
                                        ----        ----        ----
Cost of products sold                   26.1%       30.1%       31.1%
Research and development                19.8        18.3        18.9
Selling, general and
 Administrative                         38.6        37.7        40.1
Merger and restructuring charges         1.0         1.4         4.8
Interest income                         (1.1)       (1.4)       (1.7)
Interest expense                         0.9         0.4         0.5
All other, net                          (1.1)       (0.9)       (0.3)
Earnings before income taxes            15.8        14.4         6.6
                                        ====        ====         ===

COST OF PRODUCTS SOLD as a percent of sales improved significantly in 1999 compared to 1998 as a combined result of a number of favorable influences. There is an increasing percentage of the company's sales made up of higher margin products due to growth in certain products and divestiture of lower margin nutrition products. There are also production efficiencies and cost reductions being experienced. Finally, currency exchange had a modest favorable effect. Similarly, a favorable comparison in product mix and production costs drove cost of products sold lower as a percentage of sales in 1998 as compared to 1997. New products, representing an increasing percentage of sales, contributed a higher gross profit than older products in price competition with generics. Improvements in production efficiencies, increased production volumes, and the favorable effect of currency exchange on costs more than offset the negative currency impact on sales, further reducing the percentage.

R&D expense increased as a percentage of sales to 19.8 percent surpassing levels experienced in both of the preceding years. In addition to strong commitments to the development of new products such as ZYVOX and a combination dosage form of XALATAN, significant investments were made in technology acquisitions and license agreements. Also, the Sugen merger and Sensus investment contributed to higher R&D expense. Approvals are being sought in the U.S. and Europe for ZYVOX, a new class of antibiotic active against Gram-positive bacteria. In December, the company filed a NDA for a fixed-dose combination formulation containing XALATAN, for the treatment of open-angle glaucoma and ocular hypertension, and timolol. Sugen spending in 1999, combined with the Sensus investment and termination of certain other projects resulted in charges of $104 million ($75 million after tax or $0.14 per share), a $72 million increase over 1998 ($47 million after tax, or $0.09 per share). Savings from lower infrastructure costs in 1998 due to efficiencies generated by the 1997 restructuring were reinvested into strategic licensing agreements, other R&D collaborations to supplement the company's internal research base, and increased clinical spending on products in development. Key activities in 1998 included the acquisition of the rights to almotriptan, an anti-migraine compound; the in-licensing of two new compounds for the treatment of diabetes and anxiety; and the Hepatitis C virus and pharmacogenomics collaborations. Spending during 1998 also supported the product filings of anticancer therapies AROMASIN (exemestane) and epirubicin as well as the development activities related to filing a New Drug Application for EDRONAX with the U.S. FDA for depression. Spending levels in 1997 were elevated due to significant transactions that year such as the purchase of rights to a research compound and the cancellation of future product rights under a research agreement for a total of $71 million.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expense increased as a percent of sales in 1999 due primarily to sales and promotional efforts in the U.S. The U.S. sales force was expanded to accommodate new product launches and improve market penetration. Products such as CAMPTOSAR (colorectal cancer), PLETAL (peripheral arterial disease), DETROL (urinary incontinence), FRAGMIN (coronary artery disease) and GLYSET (diabetes) were the focus of such marketing efforts. Outside the U.S., XALATAN was launched in Japan in May. There was likewise upward pressure in 1998 when compared to 1997 due primarily to sales force expansions and increased product promotion in the U.S., Europe, and Japan, particularly for the following brands: DETROL, EDRONAX, MIRAPEX, GENOTROPIN, and XALATAN. The comparative spending increase was somewhat mitigated by the favorable effects of exchange and a decrease in general and administrative expense.

Overall, SG&A declined as a percentage of sales from 1997 to 1998 due to a number of major events. In 1998, the company settled a major portion of a federal class-action lawsuit claiming certain antitrust and pricing violations. As a result of the settlement, management increased litigation reserves by $61 million that year, however events in 1997 had greater earnings impact. In 1997, SG&A included $95 million for the termination of a licensing arrangement related to GENOTROPIN in Japan and $70 million for litigation-related charges.


MERGER AND RESTRUCTURING CHARGES

During 1999, the company recorded $70 million in merger and restructuring expenses which is comprised of $73 million of merger and restructuring charges net of a $3 million adjustment to the 1998 turnaround restructuring. The charge consisted of $16 million in merger transaction costs such as fees for investment bankers, attorneys, accountants, and other costs to effect the merger with Sugen, all of which were paid during 1999. The charge also included costs pertaining to reorganizations that will result in the elimination of certain research and development (R&D) projects as well as the elimination of 375 employee positions, mainly impacting the prescription pharmaceutical segment and corporate and administrative functions. The objective of the restructuring is to eliminate duplicate functions and investments in R&D as well as reorganize the sales force based on anticipated future requirements of the company. The adjustment to the prior restructuring liabilities was attributable to lower than anticipated employee separation costs.

Employee separation benefits included in the 1999 charge are for elimination of positions in research and development of $26 million, corporate and administration of $18 million and sales of $6 million. Project termination costs totaled $4 million and asset write-downs totaled $3 million. During 1999, $3 million was paid and charged against the liability. These amounts related to a portion of separation benefits for the approximately 50 employees severed prior to the end of the year. The company anticipates all activities associated with this restructuring to be substantially complete at the end of 2000. The remaining cash expenditures are expected during 2000 with some separation annuity payments being completed in 2001.

The anticipated savings resulting from 1999 restructuring activities are expected to be largely offset by increased spending, primarily in refocused R&D activihes including Sugen.

In 1997, the company announced a comprehensive restructuring and turnaround program that would result in restructuring charges of approximately $450 million during 1997 and 1998. The company has structured the turnaround program in two phases reflecting management development and approval of plans. The turnaround program was initiated in the third quarter 1997 and was materially complete by December 31, 1999. The objectives of the turnaround program were to significantly rationalize infrastructure, establish a global headquarters in New Jersey, and eliminate duplicate resources in manufacturing, administration, and R&D. The turnaround program mainly affects the company's core pharmaceutical segments and corporate administration groups, with minor restructuring of businesses included in the "all other" grouping. In the third and fourth quarters of 1997, the company recorded phase one charges totaling $316 million. The second phase of the turnaround program was finalized in the fourth quarter of 1998, resulting in an additional restructuring charge of $92 million.

The charge of $92 million recorded in 1998 was comprised of employee separation costs of $68 million; write-downs of fixed assets and abandoned manufacturing projects of $8 million; and other costs of $16 million.

The 1997 restructuring charge of $316 million for the first phase of the turnaround program primarily related to employee separation costs of $134 million; write-downs of fixed assets and abandoned manufacturing projects of $162 million; and other costs of $20 million.

The total restructuring charges for 1998 and 1997 included involuntary employee separation costs for 580 and 1,320 employees worldwide, respectively. The 1998 charge included elimination of positions in marketing and administration of $55 million, R&D of $9 million, and manufacturing of $4 million. These amounts included an adjustment of $16 million of the phase one accruals, mainly attributable to lower employee separation costs and, to a lesser extent, changes in plan estimates. The 1997 charge included elimination of positions in marketing and administration of $81 million, R&D of $22 million, and manufacturing of $31 million. As of December 31, 1999, the company had paid $155 million in severance costs in connection with the 1998 and 1997 charges. The remaining balance for employee separation costs related to the turnaround program was $44 million at December 31, 1999 comprised mainly of charges related to the phase two charge and remaining annuity separation payments. The company expects some annuity payments to continue into 2001.

The 1998 and 1997 restructuring charges included asset write-downs for excess manufacturing, administration, and R&D facilities totaling $8 million and $162 million, respectively. The 1998 amount included an adjustment of $15 million of the phase one accruals, mainly attributable to changes in plan estimates, favorable outcomes on sales of facilities, and actual facility closure costs below the original estimates. At December 31, 1999, facilities presently being marketed had a net book value of $47 million. Fixed asset write-downs were based on appraisals less costs to sell.

Other costs included in the 1998 and 1997 restructuring charges of $16 million and $20 million, respectively, were primarily comprised of canceled contractual lease obligations and other costs. Offsetting 1998 charges in this grouping was an adjustment of $6 million related to all restructuring charges prior to 1997.

As a result of the turnaround restructuring, the company was able to reinvest the savings achieved into the organization in more strategic ways. Incremental spending on the sales force and product support was primarily funded by the savings achieved through the turnaround restructuring. This investment in the sales force, in conjunction with the efficiencies gained in the turnaround restructuring, contributed to the sales growth and double-digit earnings growth achieved by the company during both 1999 and 1998.

OTHER EARNINGS STATEMENT ITEMS

INTEREST EXPENSE in 1999 increased over 1998 mainly due to the timing and amount of short term debt outstanding. The decline in INTEREST INCOME during 1999 was due to a change in investment composition and a decline in longer-term instruments. For the two previous years, the declines in both interest income and interest expense were due largely to lower average interest-bearing assets and liabilities in both years and to lower interest rates in 1997, mainly in Europe.

ALL OTHER, net rose slightly in 1999 as compared to 1998. A combination of factors led to the rise in All other, net. The third quarter 1999 net gain on the sale of the nutrition business in Germany was largely offset by relocation costs associated with the establishment of the new corporate headquarters in New Jersey. The 1998 amounts were depressed in the fourth quarter by the $52 million loss ($39 million after tax or $0.07 per share) recognized on the sale of the company's nutrition business in most parts of the world other than Germany and China. The company recorded an offsetting $52 million of income during 1998 primarily for its share of Amersham Pharmacia Biotech's pretax earnings.

In 1997, the company recorded Biotech merger costs of $36 million as well as its portion of the new company's merger-related restructuring costs of $43 million. The merger costs included transaction costs to effect the merger and charges associated with the write-off of acquired R&D.

The annual effective tax rate for 1999 improved to 30 percent from 35 percent in 1998 and 41 percent in 1997. The lowering of the rate from year to year was attributable in part to increasing percentages of income being generated in jurisdictions with lower statutory rates. The establishment of deferred tax asset valuation allowances in prior years also had the effect of inflating rates in those periods.

COMPREHENSIVE INCOME

Effective in 1998, the company adopted SFAS No. 130 which established standards for reporting comprehensive income and its components. Comprehensive income is defined as all non-owner changes in equity and equals net earnings plus other comprehensive income (OCI). For Pharmacia & Upjohn, OCI consists of currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. Comprehensive income
(loss) in millions for 1999, 1998, and 1997 was $537, $614 and $(150), respectively. Unfavorable currency movements in 1999 reduced comprehensive income by $267 million resulting in an amount below net earnings. Net favorable movements in the other components of OCI were not great enough to offset this result. Comprehensive income was less than net earnings in 1998 because unrealized losses on available-for-sale securities, coupled with the minimum pension liability adjustments, more than offset favorable currency translation adjustments (CTA). Favorable CTA reflected the weaker U.S. dollar at December 31, 1998, relative to its general strength at the prior year-end. In 1997, the stronger U.S. dollar was responsible for large CTA losses which drove comprehensive income lower than net income that year.

Additional information regarding OCI is provided in Note 2 to the consolidated financial statements.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

As of December 31,                    1999             1998              1997
------------------                    ----             ----              ----
Dollars in millions
Working capital                     $ 1,493          $ 1,677           $ 1,693
Current ratio                        1.43:1           1.58:1            1.63:1
Debt to total capitalization           21.6%            13.1%             15.8%


Working capital and the current ratio for 1999 decreased in comparison to the prior year due to an increase in short term borrowings offset by favorable changes in other current liabilities. The increase in debt was due to larger current maturities and temporary commercial paper positions at year-end. Increases in cash and cash equivalents, trade accounts receivables, and inventories offset the effect of the debt. At year-end 1998, the company's working capital and current ratio were generally consistent with the previous year-end. Both liquidity measures decreased from 1997 to 1998 due to declines in receivables and short-term investments. The decrease in the percentage of debt to total capitalization from 1997 to 1998 reflects declining debt levels. Negative currency translation adjustments recorded in equity caused much of this decline coupled with lower 1997 earnings levels.

As of December 31,                           1999               1998              1997
------------------                           ----               ----              ----
Dollars in millions
Cash, cash equivalents and
 Investments                                $1,834             $1,710            $1,924
Short-term and long-term debt                1,544                845             1,052
                                            ------             ------            ------
Net financial assets                        $  290             $  865            $  872


Net cash provided by operations is a major source of funds to finance working capital, shareholder dividends, and capital expenditures. Cash from operations totaled $642 million in 1999, $903 million in 1998, and $1,195 million in 1997. The decrease in 1999 and 1998 was largely attributable to increases in receivables and inventories. In addition, decreases in liabilities including amounts paid for restructuring caused added cash outflows for 1999. The 1997 increase was due to a decrease in receivables and an increase in liabilities. The increase in liabilities resulted from certain significant transactions previously discussed including the GENOTROPIN rights repurchase and the litigation-related accruals.

In addition to net flows provided by operations, two major sources of cash in 1999 and 1998 were the proceeds on the sale of the nutrition business of $125 million and $332 million and the proceeds from sales of investments net of purchases of $328 million and $292 million. The 1998 sources together account for a $503 million increase compared to 1997.

Over the three-year period from 1997 to 1999, significant uses of cash included the company's quarterly dividend payment to shareholders and expenditures for property, plant, and equipment (capital). Capital expenditures in millions were $589 in 1999, $650 in 1998, and $580 in 1997. Anticipated capital spending for 2000 of approximately $600 million includes expansion and improvements to research and manufacturing facilities in the U.S., Belgium, Puerto Rico, and Sweden.

In November 1998, the company announced a $1 billion stock repurchase program. Due to the merger with Sugen, this program was discontinued in August of 1999. Shares acquired prior to the merger were used for stock based plans with the balance being re-sold. Total shares acquired during this program were 3 million for a cost of $170 million. During the third quarter, approximately 1 million treasury shares were sold for total proceeds of approximately $50 million.

The company's future cash provided by operations and borrowing capacity is expected to cover normal operating cash flow needs, planned capital spending, and dividends for the foreseeable future. As of December 31, 1999, lines of credit available for company use totaled $1,442 million, of which $1,000 million are committed. Lines of credit employed at year-end were $62 million. The company had A-1+ and P-1 ratings for its commercial paper and AA- and A1 general bond ratings from Standard & Poor's and Moody's, respectively, as of December 31, 1999.

The company utilizes currency exchange forward and option contracts according to established policies to mitigate the effect of currency exchange rate fluctuations. Because currency exchange forward and option contracts used to hedge anticipated transaction exposures are marked to market each period, but only some of the underlying transactions have been recorded, the timing of recognition of the related gains and losses may not match. Gains and losses from contracts related to hedges for product shipments are recognized as "Cost of Products Sold" and are included in the operating section of the statement of cash flows. Gains and losses from currency exchange forward and option contracts related to hedges on other activities are recognized as "All other, net," and are included in the investment section of the statement of cash flows. Further information is presented in Note 14 to the consolidated financial statements and in the market risk sensitivity analysis that follows.

MARKET RISK

Market risk represents the risk of a change in the value of a financial instrument, derivative or nonderivative, caused by fluctuations in interest rates, currency exchange rates, and equity prices. The company handles market risk in accordance with established policies and thereby enters into various derivative transactions. No such transactions are entered into for trading purposes.

Because the company's cash and investments exceed short and long-term debt, the exposure to interest-rate risk relates primarily to the investment portfolios. The company is actively managing all portfolios to reduce its cost and increase its return on investment. To ensure liquidity, the company will only invest in instruments with high credit quality where a secondary market exists. The company is in a position to keep all investments until final maturity and maintains long-term debt at fixed rates.

The following sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by the company at December 31, 1999, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair values of the company's investments and loans are based on quoted market prices or discounted future cash flows. As the carrying amounts on short-term loans and investments maturing in less than 180 days approximate the fair value, these are not included in the sensitivity analysis. The fair value of investments over 180 days is $226 million. The fair value of debt included in the analysis is $362 million and excludes Employee Stock Ownership Plan (ESOP) guaranteed debt. A one-percentage point change in the interest rates would change the fair value of investments over 180 days by $5 million and debt by $7 million.

The company's management of currency exposure is primarily focused on reducing the negative impact of currency fluctuations on consolidated cash flow and earnings. The company uses forward contracts, cross-currency swaps, and currency options to actively manage the net exposure in accordance with established hedging policies. The company hedges intercompany loans and deposits as well as a portion of both firm commitments and anticipated transactions. The company has concentrated most of the currency exposure in facilities in Sweden, Italy and Belgium. The largest exposures from these units are against the Japanese yen and the U.S. dollar.

Certain derivatives entered into in order to hedge assets, liabilities, firm commitments, and forecasted transactions are exposed to currency fluctuations. A ten-percent decrease in the Swedish krona and U.S. dollar would have a negative impact on fair value of those derivatives by $20 million and $20 million, respectively. A ten-percent increase in the euro would have a negative impact of $9 million and a ten-percent decrease in the Japanese yen would have a negative impact of $8 million.

The company also has investments in equity securities. All such investments are classified as long term investments. The fair market value of these investments is $205 million, the majority of which are listed on a stock exchange or quoted in an over-the-counter market. If the market price of these securities would decrease by ten-percent, the fair value of the equities would decrease by $17 million. Further discussion of financial instruments is provided in Notes 9, 14 and 15 to the consolidated financial statements.

LITIGATION AND CONTINGENT LIABILITIES

Various suits and claims arising in the ordinary course of business, primarily for personal injury alleged to have been caused by the use of the company's products, are pending against the company and its subsidiaries. The company also is involved in several administrative and judicial proceedings relating to environmental concerns, including actions brought by the U.S. Environmental Protection Agency (EPA) and state environmental agencies for remediation.

Based on information currently available and the company's experience with lawsuits of the nature of those currently filed or anticipated to be filed which have resulted from business activities to date, the amounts accrued for product and environmental liabilities are considered adequate. Although the company cannot predict and cannot make assurances with respect to the outcome of individual lawsuits, the ultimate liability should not have a material effect on its consolidated financial position. Unless there is a significant deviation from the historical pattern of resolution of such issues, the ultimate liability should not have a material adverse effect on the company's consolidated financial position, its results of operations, or liquidity.

The company has been a party, along with many other U.S. drug manufacturers and wholesalers, in numerous related federal and state civil antitrust lawsuits brought by U.S. independent and chain retail pharmacies and consumers. These suits claim violations of antitrust and pricing laws as a result of the defendants providing discounts and rebates to allegedly favor managed care customers that were not offered to the plaintiffs. Several of the suits are class actions. The company announced in 1998 that it reached a settlement with plaintiffs in the federal class action cases that had been consolidated in federal court in Chicago, Illinois. The company believes that any potential remaining liability above amounts accrued will not have a material adverse effect on the company's consolidated financial position, its results of operations, or liquidity. Further discussion of current litigation matters is provided in Note 13 to the consolidated financial statements.

The company's estimate of the ultimate cost to be incurred in connection with environmental situations could change due to uncertainties at many sites with respect to potential clean-up remedies, the estimated cost of clean-up, and the company's share of a site's cost. With regard to the company's discontinued industrial chemical facility in North Haven, Connecticut, the company may soon be required to submit a corrective measures study report to the EPA. As the corrective action process progresses, it may become appropriate to reevaluate the existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required. It is not possible, however, to estimate a range of potential losses. Accordingly, it is not possible to determine what, if any, exposure exists at this time or when the expenditures might be made.

In 1997, the company adopted American Institute of Certified Public Accountants' Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." SOP 96-1 provides additional guidance for recognizing, measuring and disclosing environmental remediation liabilities. The effect of initially applying the provisions of SOP 96-1 was not material to the consolidated financial statements. The company's estimated liability includes both direct and indirect costs associated with remediation and is reduced to reflect the anticipated participation of other potentially responsible parties where such parties are considered solvent and it is probable that they will pay their respective share of relevant costs. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures do not reflect any claims for recoveries and are not discounted to their present value.

YEAR 2000 DATE RECOGNITION ISSUE

Through March 2000, the global operations of the company have had no material interruptions in services received or generated, related to the date recognition issue. Barring critical failures arising from factors beyond the company's direct control, management continues to believe that the date recognition problem should not have a material adverse effect on the company's consolidated financial position, its results of operations, or liquidity.

OTHER INFORMATION

Effective January 1, 1999, several European countries began operating with a new common currency, the euro. The euro will completely replace these countries' national currencies by January 1, 2002. The conversion to the euro will require changes in the company's operations as systems and commercial arrangements are modified to deal with the new currency. Management created a project team to evaluate the impact of the euro conversion on the company's operations and develop and execute action plans, as necessary, to successfully effect the change. The cost of this effort is not expected to be material. While information technology systems are planned to be fully euro-compliant during the year 2000, a minimum of euro-compliance for strategic locations was achieved in 1999. The conversion to the euro may have competitive implications on pricing and marketing strategies. However, any such impact is not known at this time. The introduction of the euro will not significantly change the currency exposure of the company, but will reduce the number of transactions performed in the market. At this point in its overall assessment, management believes the impact of the euro conversion on the company will not be significant. Still, uncertainty exists as to the effects the euro currency will have on the marketplace and, as a result, there is no guarantee that all problems will be foreseen and corrected, or that no material disruption of the company's business will occur.

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The company will adopt SFAS No. 133 as required no later than January 1, 2001, and is currently assessing the impact of adoption on its financial position, results of operations, and liquidity.

On December 19, 1999, the company announced it had entered into a definitive agreement to merge with Monsanto Company (Monsanto) to create a dynamic and powerful new competitor in the global pharmaceutical industry. The merger, subject to the approval of both companies' shareholders, is intended to be a tax-free reorganization accounted for as a pooling-of-interests. The expected completion of the merger in early 2000 will result in a restatement of financial statements to reflect the combined entities under pooling-of-interests accounting. In conjunction with the merger, the company also may incur certain charges during 2000.

FORWARD-LOOKING INFORMATION

Many matters discussed in this annual report are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the company's operations, markets, products, services and prices, and other factors more specifically discussed in the company's filings with the Securities and Exchange Commission.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

Information regarding Selected Quarterly Financial Information is set forth under Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters."

Report of Independent Accountants
to the Shareholders and Board of Directors, Pharmacia & Upjohn, Inc.


In our opinion, the consolidated balance sheets and the related consolidated statements of earnings, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Pharmacia & Upjohn, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Pharmacia & Upjohn, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


Florham Park, New Jersey
February 7, 2000



                       CONSOLIDATED STATEMENTS OF EARNINGS
                    PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31                       1999              1998             1997
-------------------------------                       ----              ----             ----
Dollar amounts in millions, except per-share data
Net sales                                              $ 7,253       $ 6,758           $ 6,586
Cost of products sold                                    1,893         2,031             2,047
Research and development                                 1,434         1,234             1,246
Selling, general and administrative                      2,800         2,552             2,642
Merger and restructuring charges                            70            92               316
Interest income                                            (80)          (92)             (113)
Interest expense                                            63            26                33
All other, net                                             (74)          (62)              (20)
                                                       -------       -------           -------
Earnings before income taxes                             1,147           977               435
Provision for income taxes                                 344           346               177
                                                       -------       -------           -------
NET EARNINGS                                           $   803       $   631           $   258
                                                       =======       =======           =======
EARNINGS PER COMMON SHARE:
   Basic                                               $  1.53       $  1.20           $   .48
   Diluted                                             $  1.49       $  1.17           $   .48



The accompanying notes are an integral part of the consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

                    PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES

DECEMBER 31                                                                      1999              1998
-----------                                                                      ----              ----
Dollar amounts in millions
CURRENT ASSETS:
Cash and cash equivalents                                                       $ 1,316          $   881
Short-term investments                                                               98              375
Trade accounts receivable, less allowance of $104(1998: $103)                     1,513            1,417
Inventories                                                                       1,177            1,032
Deferred income taxes                                                               436              378
Other                                                                               393              469
                                                                                -------          -------

TOTAL CURRENT ASSETS                                                              4,933            4,552
Long-term investments                                                               420              454
Properties, net                                                                   3,284            3,234
Goodwill and other intangible assets, net                                         1,127            1,238
Other noncurrent assets                                                             934              865
                                                                                -------          -------
TOTAL ASSETS                                                                    $10,698          $10,343
                                                                                =======          =======

CURRENT LIABILITIES:
Short-term debt                                                                 $ 1,212          $   332
Accounts payable                                                                    398              511
Compensation and compensated absences                                               284              268
Dividends payable                                                                   146              141
Income taxes payable                                                                324              389
Other                                                                             1,076            1,234
                                                                                -------          -------
TOTAL CURRENT LIABILITIES                                                         3,440            2,875
                                                                                -------          -------
Long-term debt                                                                      142              295
Guarantee of ESOP debt                                                              190              218
Postretirement benefit cost                                                         320              344
Deferred income taxes                                                               246              238
Other noncurrent liabilities                                                        775              777
                                                                                -------          -------
TOTAL LIABILITIES                                                                 5,113            4,747
                                                                                =======          =======
SHAREHOLDERS' EQUITY:
Preferred stock, one cent par value; authorized 100,000,000 shares, issued
  Series A convertible 6,692 shares at stated
  value (1998: 6,863 shares)                                                        270              277
Common stock, one cent par value; authorized 1,500,000,000
  shares, issued 519,708,701 shares(1998: 518,797,031 shares)                         5                5
Capital in excess of par value                                                    1,519            1,531
Retained earnings                                                                 5,569            5,334
ESOP-related accounts                                                              (248)            (254)
Treasury stock                                                                       (2)             (35)
Accumulated other comprehensive income:
   Currency translation adjustments                                              (1,513)          (1,246)
   Unrealized investment gains, net                                                  21                5
   Minimum pension liability adjustment                                             (36)             (21)
                                                                                -------          -------
TOTAL SHAREHOLDERS' EQUITY                                                        5,585            5,596
                                                                                -------          -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $10,698          $10,343
                                                                                =======          =======

The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31                       1999              1998              1997
-------------------------------                       ----              ----              ----
Dollar amounts in millions
PREFERRED STOCK:
Balance at beginning of year                         $  277            $  282           $  287
Redemptions and conversions                              (7)               (5)              (5)
                                                     ------            ------           ------
Balance at end of year                                  270               277              282
                                                     ------            ------           ------
COMMON STOCK:
Balance at end of year                                    5                 5                5
                                                     ------            ------           ------

CAPITAL IN EXCESS OF PAR VALUE:
Balance at beginning of year                          1,531             1,579            1,563
Stock option, incentive and dividend
 reinvestment plan                                      (13)              (56)             (20)
Offering to the public, net of issuance
 costs of $2                                             --                --               30
Retirements, conversions and other                        1                 8                6
                                                     ------            ------           ------

Balance at end of year                                1,519             1,531            1,579
                                                     ------            ------           ------

RETAINED EARNINGS:
Balance at beginning of year                          5,334             5,265            5,569

Net earnings                                            803               631              258
Dividends declared                                     (555)             (549)            (549)
Dividends on preferred stock (net of tax)               (13)              (13)             (13)
                                                     ------            ------           ------

Balance at end of year                                5,569             5,334            5,265
                                                     ------            ------           ------

ESOP-RELATED ACCOUNTS:
Balance at beginning of year                           (254)             (260)            (266)
Third-party debt repayment                               22                16               11
ESOP expense exceeding cash contributed                  (6)               (2)               5
Additional loan                                          (6)               (5)              (7)
Rollover of interest on ESOP note receivable             (4)               (3)              (3)
                                                     ------            ------           ------

Balance at end of year                                 (248)             (254)            (260)
                                                     ------            ------           ------

TREASURY STOCK:
Balance at beginning of year                            (35)              (48)              (8)
Stock options and incentive plans                       156               130               54
Purchases of treasury stock                            (170)             (117)             (94)
Sales of treasury stock                                  47                --               --
                                                     ------            ------           ------

Balance at end of year                                   (2)              (35)             (48)
                                                     ------            ------           ------

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of year                         (1,262)           (1,245)            (837)
Other comprehensive loss                               (266)              (17)            (408)
                                                     ------            ------           ------

Balance at end of year                               (1,528)           (1,262)          (1,245)
                                                     ------            ------           ------

TOTAL SHAREHOLDERS' EQUITY                           $5,585            $5,596           $5,578
                                                     ======            ======           ======

COMPREHENSIVE INCOME (NET OF TAX):
Currency translation adjustments                     $ (267)           $   52           $ (443)
Unrealized investment gains (losses)                     16               (48)              35
Minimum pension liability adjustments                   (15)              (21)              --
                                                     -------           ------           ------

Other comprehensive loss                               (266)              (17)            (408)
Net earnings                                            803               631              258
                                                     ------            ------           ------

TOTAL COMPREHENSIVE INCOME (LOSS)                    $  537            $  614           $ (150)
                                                     ======            ======           ======


The accompanying notes are an integral part of the consolidated financial statements


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31,                       1999              1998              1997
--------------------------------                       ----              ----              ----
Dollar amounts in millions
CASH FLOWS FROM OPERATIONS:
Net earnings                                         $  803            $  631           $  258
Adjustments to net earnings:
  Depreciation                                          316               321              327
  Amortization of intangibles                           105               112              116
  Loss on sale of nutrition                              --                52               --
  Net (gains) losses on sales
   of noncurrent assets                                  (8)               20              (35)
  Write-downs of investments, properties
   and intangibles                                        9                 9               43
  Deferred income taxes                                (102)             (153)            (254)
  Net (earnings) loss from equity investments           (23)              (57)              68
  Other                                                  (3)              (37)             201
Changes in:
  Accounts receivable (net)                            (158)              (65)             196
  Inventories                                          (185)              (91)            (127)

  Accounts payable                                      (89)               69               33
  Income taxes payable                                  (54)              (16)             107
  Other current and noncurrent assets
   and liabilities                                       31               108              262
                                                     ------            ------           ------
NET CASH PROVIDED BY OPERATIONS                         642               903            1,195
                                                     ------            ------           ------
CASH FLOWS (REQUIRED) PROVIDED BY INVESTMENT
 ACTIVITIES:
Additions of properties                                (589)             (650)            (580)
Proceeds from sales of properties                        31                37               70
Proceeds from sale of nutrition                         125               332               --
Purchases of investments                               (182)             (691)          (1,034)
Proceeds from sales of investments                      510               983            1,155
Other                                                  (145)               (3)             (48)
                                                     ------            ------           ------
NET CASH (REQUIRED) PROVIDED BY
 INVESTMENT ACTIVITIES                                 (250)                8             (437)
                                                     ------            ------           ------
CASH FLOWS PROVIDED (REQUIRED) BY FINANCING
 ACTIVITIES:

Proceeds from issuance of debt                          111                60               58
Repayment of debt and ESOP guaranteed loan             (146)             (243)             (72)
Net increase (decrease) in debt with
 initial maturity of 90 days or less                    723                (3)              26
Dividend payments                                      (564)             (566)            (567)
Purchases of treasury stock                            (170)             (117)             (94)
Proceeds from stock options exercises                    77                80               18
Proceeds from issuance of common stock, net              --                 4               31
Proceeds from issuance of treasury stock                 47                --               --
Other                                                     9                 3                1
                                                     ------            ------           ------
NET CASH PROVIDED (REQUIRED) BY
 FINANCING ACTIVITIES                                    87              (782)            (599)
                                                     ------            ------           ------
Effect of exchange rate changes on cash                 (44)              (47)             (26)
                                                     ------            ------           ------

Net change in cash and cash equivalents                 435                82              133
Cash and cash equivalents, beginning of year            881               799              666
                                                     ------            ------           ------

Cash and cash equivalents, end of year               $1,316            $  881           $  799
                                                     ======            ======           ======

Cash paid during the year for:

 Interest (net of amounts capitalized)                   58            $   22           $   30
 Income taxes                                           410            $  398           $  281
Noncash investing activity:
 Assets disposed of in exchange
  for equity securities                              $   --            $   54           $   --
                                                     ------            ------           ------


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER-SHARE DATA.)

1 POLICIES AND OTHER

BASIS OF PRESENTATION

The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (U.S.). All professional accounting standards that are effective as of December 31, 1999 have been taken into consideration in preparing the financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported earnings, financial position and various disclosures. Actual results could differ from those estimates.

On August 31, 1999, Pharmacia & Upjohn, Inc. (P&U or the company) completed a merger with SUGEN, Inc. (Sugen). The merger was accounted for as a pooling of interests. Accordingly, all prior-period consolidated financial statements presented have been restated to include the combined results of operations, financial position, and cash flows of both companies as if Sugen had always been a part of P&U.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the company and all majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliates which are not majority owned are reported using the equity method and are recorded in other noncurrent assets. Gains and losses resulting from the issuance of subsidiaries' stock are recognized in consolidated earnings.

CURRENCY TRANSLATION

The results of operations for non-U.S. subsidiaries, other than those located in highly inflationary countries, are translated into U.S. dollars using the average exchange rates during the year, while assets and liabilities are translated using period-end rates. Resulting translation adjustments are recorded as currency translation adjustments in shareholders' equity. For subsidiaries in highly inflationary countries, currency gains and losses resulting from translation and transactions are determined using a combination of current and historical rates and are reported directly in the consolidated statements of earnings.

REVENUE RECOGNITION

Revenues are recognized when title to products is transferred and goods are shipped to customers. Where right of return exists, revenues are reduced at the time of sale to reflect expected returns that are estimated based on historical experience.

CASH EQUIVALENTS

The company considers all highly liquid debt instruments with an original maturity of 91 days or less to be cash equivalents.

INVESTMENTS

The company has investments in debt securities that are classified in the consolidated balance sheet as short-term (restricted bank deposits and securities that mature in more than 91 days but not more than one year and securities with maturities beyond one year which management intends to sell within one year) or long-term (maturities beyond one year). The company also has investments in equity securities, all of which are classified as long-term investments.

Investments are further categorized as being available-for-sale or expected to be held-to-maturity. Investments categorized as available-for-sale are marked to market based on quoted market values of the securities, with the resulting adjustments, net of deferred taxes, reported as a component of other comprehensive income in shareholder's equity until realized (see Note 2). Investments categorized as held-to-maturity are carried at amortized cost, without recognition of gains or losses that are deemed to be temporary, because the company has both the intent and the ability to hold these investments until they mature.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all U.S. inventories and the first-in, first-out (FIFO) method for substantially all non-U.S. inventories.

PROPERTIES

Property, plant and equipment are recorded at acquisition cost. Depreciation is computed principally on the straight-line method for financial reporting purposes, while accelerated methods are used for income tax purposes where permitted. Maintenance and repair costs are charged to earnings as incurred including repair costs associated with the year 2000 date recognition problem. Costs of renewals and improvements are capitalized. Upon retirement or other disposition of property, any gain or loss is included in earnings.

Purchased computer software is capitalized and amortized over the software's useful life. Effective in 1998, internally-developed software is also capitalized and amortized over its useful life with the adoption of the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Prior to adoption, the company expensed these costs as incurred. The effect of initially applying the provisions of SOP 98-1 was not material to the consolidated financial statements.

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of the purchase cost over the fair value of net assets acquired in a business or product acquisition and is presented net of accumulated amortization. Amortization of goodwill is recorded on a straight-line basis over periods ranging primarily from 5 to 20 years. The company assesses the recoverability of goodwill when events or changes in circumstances indicate that the carrying amount may be impaired. If an impairment indicator exists, an estimate of future cash flows is developed and compared to the carrying amount of the goodwill. If the expected undiscounted cash flows are less than the carrying amount of the goodwill, an impairment loss is recognized for the difference between the carrying amount of the goodwill and discounted cash flows.

Rights acquired under patent are reported at acquisition cost. Amortization is calculated on a straight-line basis over the remaining legal lives of the patents. Other intangible assets are amortized over the useful lives of those assets.

PRODUCT LIABILITY

The company is self-insured for product liability exposures up to reasonable risk retention levels where excess coverages have been obtained. Liability calculations take into account such factors as specific claim amounts, past experience with such claims, number of claims reported and estimates of claims incurred but not yet reported. In addition to this base level of reserves, individually significant contingent losses are accrued for in compliance with applicable guidance. Product liability accruals are not reduced for expected insurance recoveries.

INCOME TAXES

The company applies an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The company records deferred income taxes on subsidiaries' earnings that are not considered to be permanently invested in those subsidiaries.

CURRENCY EXCHANGE CONTRACTS

Forward currency exchange contracts, cross-currency interest-rate swaps, and currency options (hereafter referred to as contracts) are held for purposes other than trading. Contracts held to hedge anticipated transactions are marked to market at each balance sheet date with resulting gains and losses recognized in earnings. Contracts that hedge recorded assets and liabilities are valued at the month-end exchange rate with resulting exchange gains and losses recognized in earnings, offsetting the respective losses and gains recognized on the underlying recorded exposure. Any premium or discount is amortized over the life of the contract. The carrying values of all contracts are generally reported with other current assets or other current liabilities. Gains or losses from currency transactions that are designated as hedges of currency net investments are classified as currency translation adjustments in shareholders' equity.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The company will adopt SFAS No. 133 as required, no later than January 1, 2001, and is currently assessing the impact of adoption on its consolidated financial statements.

ENVIRONMENTAL REMEDIATION LIABILITIES

The company accrues for environmental remediation liabilities when they are probable and reasonably estimable based on current law and existing technologies. The estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties where such parties are considered solvent and it is probable that they will pay their respective share of relevant costs. The accruals are adjusted as further information develops or circumstances change. Costs of future expenditures do not reflect any claims for recoveries and are not discounted to their present value. Accruals for environmental liabilities are classified in the consolidated balance sheets primarily as other noncurrent liabilities.

STOCK BASED COMPENSATION

Employee stock options are accounted for pursuant to Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" (see Note 19 for SFAS No. 123 disclosures).

RECLASSIFICATIONS

Certain reclassifications have been made to conform prior periods' data to the current presentation.

MONSANTO MERGER AGREEMENT

On December 19, 1999, the company and Monsanto Company (Monsanto) announced they had entered into a definitive agreement to merge. The merger, subject to the approval of both companies' shareholders, is intended to be a tax-free reorganization accounted for as a pooling-of-interests. The expected completion of the merger in early 2000 will result in a restatement of financial statements to reflect the combined entities under pooling-of-interests accounting.

2 OTHER COMPREHENSIVE INCOME

Effective January 1, 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all nonowner changes in equity and is equal to net earnings plus other comprehensive income (OCI). OCI for the company includes three components: changes in currency translation adjustments, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments. The following table shows the changes in each OCI component. Reclassification adjustments represent items that are included in net earnings in the current period but previously were reported in OCI. To avoid double counting these items in comprehensive income, gains are subtracted from OCI, while losses are added.


                                                               TAX
FOR THE YEAR ENDED                              BEFORE       EXPENSE      NET OF
DECEMBER 31, 1999                                TAX       OR (BENEFIT)    TAX
--------------------------------------------------------------------------------
Currency translation adjustments                $(267)       $  --        $(267)
                                                -----        -----        -----
Unrealized investment gains                        36            6           30
 Less: reclassification adjustments
for gains realized in net earnings                 21            7           14
                                                -----        -----        -----
Net unrealized investment gains                    15           (1)          16
                                                -----        -----        -----
Minimum pension
 liability adjustments                            (32)         (17)         (15)
                                                -----        -----        -----
Other comprehensive (loss)                      $(284)       $ (18)       $(266)
                                                =====        =====        =====

FOR THE YEAR ENDED
DECEMBER 31, 1998
-----------------
Currency translation adjustments                $  51        $  (1)       $  52
                                                -----        -----        -----
Unrealized investment (losses)                    (52)         (20)         (32)
 Less: reclassification adjustments
 for gains realized in net earnings                24            8           16
                                                -----        -----        -----
Net unrealized investment (losses)                (76)         (28)         (48)
                                                -----        -----        -----
Minimum pension
 liability adjustments                            (33)         (12)         (21)
                                                -----        -----        -----
Other comprehensive (loss)                      $ (58)       $ (41)       $ (17)
                                                =====        =====        =====

                                                               TAX
FOR THE YEAR ENDED                               BEFORE       EXPENSE     NET OF
DECEMBER 31, 1997                                  TAX      OR (BENEFIT)   TAX
-----------------                                  ---      ------------   ---
Currency translation adjustments                 $(446)       $  --       $(446)
 Less: reclassification adjustments
for (losses) realized in net earnings
from the sales of subsidiaries                      (3)          --          (3)
                                                 -----        -----       -----
Net currency translation
 Adjustments                                      (443)          --        (443)
                                                 -----        -----       -----
Unrealized investment gains                         85           40          45
 Less: reclassification adjustments
for gains realized in net earnings                  23           13          10
                                                 -----        -----       -----
Net unrealized investment gains                     62           27          35
                                                 -----        -----       -----
Other comprehensive
 (loss) income                                   $(381)       $  27       $(408)
                                                 =====        =====       =====


3 RESTRUCTURING

During 1999, the company recorded $70 in merger and restructuring expenses which is comprised of $73 of merger and restructuring charges net of a $3 adjustment to the 1998 turnaround restructuring. The charge consisted of $16 in merger transaction costs such as fees for investment bankers, attorneys, accountants, and other costs to effect the merger with Sugen, all of which were paid during 1999. The charge also included costs pertaining to reorganizations that will result in the elimination of certain research and development (R&D) projects as well as the elimination of 375 employee positions, mainly impacting the prescription pharmaceutical segment and corporate and administrative functions. The objective of the restructuring is to eliminate duplicate functions and investments in R&D as well as reorganize the sales force based on anticipated future requirements of the company. The adjustment to the prior restructuring liabilities was attributable to lower than anticipated employee separation costs.

Employee separation benefits included in the 1999 charge are for elimination of positions in research and development of $26, corporate and administration of $18 and sales of $6. Project termination costs totaled $4 and asset write-downs totaled $3. During 1999, $3 was paid and charged against the liability. These amounts related to a portion of separation benefits for the approximately 50 employees severed prior to the end of the year. The company anticipates all activities associated with this restructuring to be substantially complete at the end of 2000. The remaining cash expenditures are expected during 2000 with some separation annuity payments being completed in 2001.

In 1997, the company announced a comprehensive turnaround program that resulted in restructuring charges during 1997 and 1998. The company structured the turnaround program in two phases reflecting management development and approval of plans. The turnaround program was initiated in the third quarter 1997 and was materially complete by December 31, 1999. The objectives of the turnaround program were to significantly rationalize infrastructure, establish a global headquarters in New Jersey, and eliminate duplicate resources in manufacturing, administration, and R&D. The turnaround program mainly affected the company's core pharmaceutical segments and corporate administration groups, with minor restructuring of businesses included in the "all other" grouping. In the third and fourth quarters of 1997, the company recorded phase one charges totaling $316. The second phase of the turnaround program was finalized in the fourth quarter of 1998, resulting in an additional restructuring charge of $92.

The charge of $92 recorded in 1998 was comprised of employee separation costs of $68; write-downs of fixed assets and abandoned manufacturing projects of $8; and other costs of $16.

The 1997 restructuring charge of $316, for the first phase of the turnaround program, primarily related to employee separation costs of $134; write-downs of fixed assets and abandoned manufacturing projects of $162; and other costs of $20.

The total restructuring charges for 1998 and 1997 included involuntary employee separation costs for 580 and 1,320 employees worldwide, respectively. The 1998 charge included elimination of positions in marketing and administration of $55, R&D of $9, and manufacturing of $4. These amounts included an adjustment of $16 of the phase one accruals, mainly attributable to lower employee separation costs and, to a lesser extent, changes in plan estimates. The 1997 charge included elimination of positions in marketing and administration of $81, R&D of $22, and manufacturing of $31. As of December 31, 1999, the company had paid $155 in severance costs in connection with the 1998 and 1997 charges. The remaining balance for employee separation costs related to the turnaround program was $44 at December 31, 1999 comprised mainly of charges related to the phase two charge and remaining annuity separation payments. The company expects some annuity payments to continue into 2001.

The 1998 and 1997 restructuring charges included asset write-downs for excess manufacturing, administration, and R&D facilities totaling $8 and $162, respectively. The 1998 amount included an adjustment of $15 of the phase one accruals, mainly attributable to changes in plan estimates, favorable outcomes on sales of facilities, and actual facility closure costs below the original estimates. At December 31, 1999, facilities presently being marketed had a net book value of $47. Fixed asset write-downs were based on appraisals less costs to sell.

Other costs included in the 1998 and 1997 restructuring charges of $16 and $20, respectively, were primarily comprised of canceled contractual lease obligations and other costs. Offsetting 1998 charges in this grouping was an adjustment of $6 related to all restructuring charges prior to 1997.

The following table displays a roll-forward of the liabilities for business restructurings from December 31, 1996 to December 31, 1999:


                                        EMPLOYEE
                                       SEPARATION
                                          COSTS           OTHER           TOTAL
                                          -----           -----           -----
Balance December 31, 1996                 $ 201           $  25           $ 226
Additions                                   134              20             154
Deductions                                 (182)            (25)           (207)
                                          -----           -----           -----
Balance December 31, 1997                   153              20             173
Additions                                    68              16              84
Deductions                                 (113)            (12)           (125)
                                          -----           -----           -----
Balance December 31, 1998                   108              24             132
                                          -----           -----           -----
Additions                                    50               4              54
Deductions                                  (67)            (17)            (84)
                                          -----           -----           -----

Balance December 31, 1999                 $  91           $  11           $ 102
                                          =====           =====           =====



4 INCOME TAXES

The provision for income taxes included in the consolidated statements of earnings consisted of:


YEARS ENDED DECEMBER 31                      1999           1998           1997
-----------------------                      ----           ----           ----
CURRENTLY PAYABLE:
U.S.                                        $  93          $  68          $  34
Non-U.S                                       348            432            429
                                            -----          -----          -----
Total currently payable                       441            500            463
                                            -----          -----          -----
DEFERRED:
U.S.                                          (62)           (46)           (14)
Non-U.S                                       (35)          (108)          (272)
                                            -----          -----          -----
Total deferred                                (97)          (154)          (286)
                                            -----          -----          -----
PROVISION FOR INCOME TAXES                  $ 344          $ 346          $ 177
                                            =====          =====          =====



Differences between the company's effective tax rate and the U.S. statutory tax rate were as follows:


PERCENT OF PRETAX INCOME                    1999           1998           1997
------------------------                    ----           ----           ----
Statutory tax rate                          35.0%          35.0%          35.0%
Lower rates in other
 jurisdictions, net                         (3.4)          (4.6)         (11.7)
Goodwill amortization and other
 non-deductible expenses                     2.4            3.1            7.2
Valuation allowances associated
with Sugen merger                            0.0            3.1           10.6
All other, net                              (4.0)          (1.2)          (0.4)
                                            ----           ----           ----
EFFECTIVE TAX RATE                          30.0%          35.4%          40.7%
                                            ====           ====           ====


The lower rates in other jurisdictions are principally attributable to manufacturing operations in jurisdictions subject to more favorable tax rates.

Deferred income taxes are in the consolidated balance sheets as follows:


                                           1999          1999           1998          1998
DECEMBER 31                               ASSETS      LIABILITIES      ASSETS      LIABILITIES
-----------                               ------      -----------      ------      -----------
Current                                  $   436        $    23       $   378        $    49
Noncurrent                               $   439        $   246       $   408        $   238
                                         -------        -------       -------        -------
Components of deferred taxes were:
 Property, plant and
  Equipment                              $    --        $   253       $    --        $   210
 Inventory                                   263             --           172             --
 Compensation and
  benefit plans                              187             45           194             60

 Swedish tax deferrals                        --             49            --             31
 Tax loss and tax credit
  Carryforwards                              386             --           307             --
 Environmental and product
  Liabilities                                 46             --            59             --
 Restructuring                                99             --           111             --
 Tax on unremitted earnings                   --            106            --            108
 All other                                   263             63           277             95
                                         -------        -------       -------        -------
Subtotal                                   1,244            516         1,120            504
Valuation allowances                        (122)            --          (117)            --
                                         -------        -------       -------        -------
Total deferred taxes                     $ 1,122        $   516       $ 1,003        $   504
                                         -------        -------       -------        -------
Net deferred tax assets                  $   606                      $   499
                                         =======        =======       =======        =======


Valuation allowances have been provided for certain deferred tax assets that are not likely to be realized. The changes in the valuation allowances were increases of $5, $34 and $13 for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in the allowance during 1997 and 1998 were primarily due to certain tax credit carryforwards that were not likely to be realized as a result of the Sugen merger. The increase in the valuation allowance during 1999 was primarily attributable to certain tax credit carryforwards that were not likely to be realized.

Tax loss carryforwards of $203 have various expiration dates through 2018. At December 31, 1999, undistributed earnings of subsidiaries considered permanently invested, for which deferred income taxes have not been provided, were approximately $3,500.


5 SUGEN MERGER

On August 31, 1999, the company completed its merger with Sugen by exchanging approximately 10 million shares of its common stock for all of the common stock of Sugen. Each share of Sugen common stock was exchanged for .6091 of one share of Pharmacia & Upjohn common stock. In addition, terms on outstanding Sugen stock options, stock warrants, convertible debt, and warrants on convertible debt were changed to convert Sugen shares to P&U shares using the same exchange ratio.

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

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for the period prior to the merger follow. The adjustment represents the tax benefit of Sugen's net operating loss that had been fully reserved for by Sugen.


                               SIX MONTHS ENDED
                                JUNE 30, 1999
                                -------------
Net Sales:
 Pharmacia & Upjohn                 $3,534
 Sugen                                  --
                                    ------

 Combined                           $3,534
                                    ------
Net income:
 Pharmacia & Upjohn                 $  437
 Sugen                                 (47)
 Adjustment                             14
                                    ------
 Combined                           $  404
                                    ======



6 BIOTECH AND NUTRITION DIVESTITURES

In December 1998, the company sold substantially all of its nutrition business to Fresenius AG for a loss of $52. To comply with antitrust regulations in Germany, operations there were not sold to Fresenuis. In the third quarter of 1999, the company completed the sale of the nutrition business in Germany to Baxter Deutschland GmbH for a gain. As of December 31, 1999, the closing of the sale of the operations in China was still pending regulatory approval.

In August 1997, the company merged its biotechnology supply business, Pharmacia Biotech, with Amersham Life Science, a division of Amersham International plc, in a noncash transaction that did not result in the recognition of a gain or loss. The merger created a new company, Amersham Pharmacia Biotech Ltd., of which Pharmacia & Upjohn owns 45 percent which is accounted for using the equity method. In 1999 and 1998, P&U recorded credits of $38 and $52 respectively, primarily representing the company's share of Amersham Pharmacia Biotech's pretax earnings. In 1997, the company recorded $79 in charges related to the Biotech merger and subsequent restructuring of the new company. Of this total, $36 consisted of transaction costs to effect the merger and a write-off of certain acquired research and development costs. The earnings statement effects of these events and activities are reported in "All other, net."


7 EARNINGS PER COMMON SHARE

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


The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:


YEARS ENDED DECEMBER 31                            1999         1999         1998         1998        1997          1997
                                                  BASIC        DILUTED       BASIC       DILUTED      BASIC        DILUTED
EPS numerator:
Net earnings                                      $ 803        $ 803        $ 631        $ 631        $ 258        $ 258
Less: Preferred stock dividends, net of tax         (13)          --          (13)          --          (13)          --

Less: Interest effects on convertible
      instruments net of tax                         --           --           --            1           --           --
Less: ESOP contribution, net of tax                  --           (5)          --           (5)          --           (5)
                                                  -----        -----        -----        -----        -----        -----
Income available to common shareholders           $ 790        $ 798        $ 618        $ 627        $ 245        $ 253
                                                  -----        -----        -----        -----        -----        -----
EPS denominator:
Average common shares outstanding                   518          518          518          518          516          516
Effect of dilutive securities:
 Stock options and stock warrants                    --            6           --            5           --            3
 Convertible instruments and
         incentive compensation                      --           10           --           11           --           11
                                                  -----        -----        -----        -----        -----        -----
Total shares                                        518          534          518          534          516          530
                                                  -----        -----        -----        -----        -----        -----
EARNINGS PER SHARE                                $1.53        $1.49        $1.20        $1.17        $ .48        $ .48
                                                  =====        =====        =====        =====        =====        =====


8 ACCOUNTS RECEIVABLE AND INVENTORIES

The following table displays a roll-forward of allowances for doubtful trade accounts receivable for the three years ended December 31, 1999:

Balance December 31, 1996                                                 $  95
Additions - charged to expense                                               11
Deductions                                                                  (17)
                                                                          -----
Balance December 31, 1997                                                    89
Additions - charged to expense                                               43
Deductions                                                                  (29)
                                                                          -----
Balance December 31, 1998                                                   103
Additions - charged to expense                                               14
Deductions                                                                  (13)
                                                                          -----
Balance December 31, 1999                                                 $ 104
                                                                          =====


Inventories valued on the LIFO method had an estimated replacement cost (FIFO basis) of $660 at December 31, 1999, and $521 at December 31, 1998.


DECEMBER 31                                                1999            1998
-----------                                                ----            ----
Estimated replacement cost (FIFO basis):
Pharmaceutical and other finished products              $   474         $   558
Raw materials, supplies and work in process                 850             628
                                                        -------         -------
Inventories (FIFO basis)                                  1,324           1,186
Less reduction to LIFO cost                                (147)           (154)
                                                        -------         -------
Inventories                                             $ 1,177         $ 1,032
                                                        =======         =======



9 INVESTMENTS


DECEMBER 31                                                  1999           1998
-----------                                                  ----           ----
SHORT-TERM INVESTMENTS:
Available-for-sale:

Certificates of deposit                                      $ 38           $  5
Kingdom of Sweden debt instruments                             23            242
Corporate notes                                                15             15
U.S. Treasury securities and
  other U.S. Government obligations                            14              6
Corporate commercial paper                                     --             17
Other                                                           2              9
                                                             ----           ----
Total available-for-sale                                       92            294
Held-to-maturity                                                6             81
                                                             ----           ----
TOTAL SHORT-TERM INVESTMENTS                                 $ 98           $375
                                                             ====           ====


Amortized cost of short-term investments classified as available-for-sale approximates fair market value. Short-term investments classified as held-to-maturity consist primarily of bank certificates of deposit with amortized cost approximating fair market value.


                                                          UNREALIZED
                                                      -----------------    CARRYING
LONG-TERM INVESTMENTS                       COST      GAINS     (LOSSES)     VALUE
                                           -----      -----     --------   --------
DECEMBER 31, 1999 Available-for-sale:
Equity securities                           $184       $ 27       $ (6)       $205
Mortgage-backed securities--
 guaranteed by the U.S. Government           114         --         (1)        113
Other                                         16         --         --          16
                                            ----       ----       ----        ----
Total available-for-sale                     314         27         (7)        334
Held-to-maturity                                                                86
                                            ----       ----       ----        ----
TOTAL LONG-TERM INVESTMENTS                                                   $420
                                            ----       ----       ----        ----
DECEMBER 31, 1998
Available-for-sale:
Equity securities                           $164       $ 29       $(23)       $170
Mortgage-backed securities--
 guaranteed by the U.S. Government           144          4         --         148
                                            ----       ----       ----        ----
Total available-for-sale                     308         33        (23)        318
Held-to-maturity                                                               136
                                            ----       ----       ----        ----
TOTAL LONG-TERM INVESTMENTS                                                   $454
                                            ====       ====       ====        ====


The total of unrealized gains (net of deferred taxes) included in shareholders' equity amounted to $21 at December 31, 1999, compared to $5 and $53 at December 31, 1998 and 1997, respectively.

The proceeds realized from the sale of available-for-sale debt securities were $349, $254 and $942 for 1999, 1998 and 1997, respectively. Profits realized on these sales are recorded as interest income. During 1999, 1998 and 1997, the proceeds realized from the sale of available-for-sale equity securities amounted to $33, $53 and $4. Profits realized on these sales are recorded in "All other, net." Based on original cost, gains of $25, $24 and $23 were realized on all sales of available-for-sale securities in 1999, 1998 and 1997, respectively.


Long-term investments held-to-maturity are summarized as follows:

                                        1999        1999       1998         1998
                                        FAIR      AMORTIZED    FAIR       AMORTIZED
DECEMBER 31                             VALUE       COST       VALUE        COST
-----------                             -----       ----       -----        ----
Guaranteed by the
 U.S. Government                        $ 51        $ 51        $ 71        $ 71
Corporate notes                           30          30          --          --
Commonwealth of
 Puerto Rico debt
 Instruments                               5           5          35          35
Bank obligations:
 Certificates of Deposit                  --          --          10          10
 Other                                    20          20
                                        ----        ----        ----        ----
Long-term investments held
 to maturity                            $ 86        $ 86        $136        $136
                                        ====        ====        ====        ====


At December 31, 1999, long-term mortgage-backed securities available for sale had scheduled maturities ranging from 2001 to 2024. Scheduled maturities of long-term securities to be held to maturity were from 2000 to 2022.


10 PROPERTIES, NET

DECEMBER 31                                            1999               1998
-----------                                            ----               ----
Land                                                 $    73            $   100
Buildings and improvements                             1,819              1,872
Equipment                                              3,142              3,078
Construction in process                                  682                730
Less allowance for depreciation                       (2,432)            (2,546)
                                                     -------            -------
Properties, net                                      $ 3,284            $ 3,234
                                                     =======            =======


11 LINES OF CREDIT AND LONG-TERM DEBT

The company has committed borrowing facilities amounting to $1,000 that were unused as of December 31, 1999. The facilities are in amounts of $500 each and expire in 2000 and 2004, respectively. The facilities exist largely to support commercial paper borrowings in the U.S. and Europe. While there are no related compensating balances, the facilities are subject to various fees. The company also has uncommitted lines of credit amounting to $422 available with various international banks, of which $62 were used at December 31, 1999.

Long term debt consisted of the following:


DECEMBER 31                                                1999            1998
-----------                                                ----            ----
5.875% Notes due 2000                                     $ 200           $ 200
12.0% Senior Convertible Notes due 2002                      58              --
7.5% Industrial Revenue Bonds due 2023                       33              40
0.818-11.85% Italian Government Loans

 due 1999-2004                                               32              46
6.182-6.843% Medium-Term Notes due 1999                      --              80
Other                                                        35              28
Current maturities                                         (216)            (99)
                                                          -----           -----
TOTAL LONG-TERM DEBT                                      $ 142           $ 295
                                                          =====           =====


Current maturities of long-term debt are included with short-term debt in the consolidated balance sheets. Annual aggregate maturities of long-term debt during the next five years are: 2001--$19; 2002--$66; 2003--$13; 2004--$5; and,
2005--$39. The company has guaranteed $275 original principal amount of ESOP 9.79% notes due in 2004. At December 31, 1999, the balance of the guarantee was $218 of which $28 was classified as current. Principal payments that began in 1995 cause the recognition of compensation expense (see Note 18). Annual aggregate maturities of guaranteed debt through expiration are: 2001--$35; 2002--$44; 2003--$53; 2004--$58.

In March, the company, through its subsidiary, Sugen, facilitated a private placement of $28 in 12% Senior convertible notes. The notes are convertible into common stock and have a conversion price of $33.66 per share. In connection with the issuance of the debt, warrants were issued simultaneously which entitle the holder to an additional amount of notes with provisions similar to the master debt. At December 31, 1999, $3 of warrant notes remained unexercised.

Information regarding interest expense and weighted average interest rates follows:

YEARS ENDED DECEMBER 31                       1999          1998          1997
-----------------------                       ----          ----          ----
Interest cost incurred                        $ 81          $ 62          $ 64
Less: Capitalized on construction              (18)          (36)          (31)
                                              ----          ----          ----
Interest expense                              $ 63          $ 26          $ 33
                                              ----          ----          ----
Weighted average interest rate on
 short-term borrowings at end
 of period                                    7.04%         6.36%         7.27%
                                              ----          ----          ----


12 COMMITMENTS AND OTHER CONTINGENT LIABILITIES

Future minimum payments under noncancellable operating leases at December 31, 1999, approximately 85 percent real estate and 15 percent equipment, are as follows: 2000--$78; 2001--$56; 2002--$43; 2003--$39; 2004--$36 and later years--$156. Capital asset spending committed for construction and equipment but unexpended at December 31, 1999, was approximately $260.

The consolidated balance sheets include accruals for estimated product litigation and environmental liabilities. The latter includes exposures related to discontinued operations, including the industrial chemical facility and several sites which, under the Comprehensive Environmental Response, Compensation, and Liability Act, are commonly known as Superfund sites (see Note
13). The company's ultimate liability in connection with Superfund sites depends on many factors, including the number of other potentially responsible parties, the financial viability of those parties, and the remediation methods and technology to be used. Actual costs incurred may vary from the estimates given the inherent uncertainties in evaluating environmental exposures.

With regard to its discontinued industrial chemical facility in North Haven, Connecticut, the company soon may be required to submit a corrective measures study report to the U.S. Environmental Protection Agency (EPA). As the corrective action process progresses, it may become appropriate to reevaluate the existing reserves designated for remediation in light of changing circumstances. It is reasonably possible that a material increase in accrued liabilities will be required. It is not possible, however, to estimate a range of potential losses. Accordingly, it is not possible to determine what, if any, exposure exists at this time.


13 LITIGATION

The company is involved in a number of legal and environmental proceedings. These include a substantial number of product liability suits claiming damages as a result of the use of the company's products and administrative and judicial proceedings at several "Superfund" sites. The company has successfully settled or otherwise resolved most of the Superfund sites where it has had some alleged connection.

While it is not possible to predict or determine the outcome of legal actions brought against the company, or the ultimate cost of environmental matters, the company continues to believe that any potentially unaccrued costs and liabilities associated with such matters will not have a material adverse effect on the company's consolidated financial position. Unless there is a significant deviation from the historical pattern of resolution of these issues, there should not be a material adverse effect on the company's consolidated financial position, its results of operations or liquidity.

The company has been a party along with a number of other defendants (both manufacturers and wholesalers) in several federal civil antitrust lawsuits, which were consolidated and transferred to the Federal District Court for the Northern District of Illinois. These suits, brought by independent pharmacies and chains, generally allege unlawful conspiracy, price discrimination and price fixing and, in some cases, unfair competition. These suits specifically allege that the company and the other named defendants violated the following: (1) the Robinson-Patman Act by giving substantial discounts to hospitals, nursing homes, mail-order pharmacies and health maintenance organizations ("HMOs") without offering the same discounts to retail drugstores, and (2) Section I of the Sherman Antitrust Act by entering into illegal vertical combination with other manufacturers and wholesalers to restrict certain discounts and rebates so they benefited only favored customers.

The Federal District Court for the Northern District of Illinois certified a national class of retail pharmacies in November 1994. The company announced in 1998 that it reached a settlement with the plaintiffs in the federal class action case for $103 that was paid during the first quarter of 1999. Similar actions by proposed retailer classes have been filed in the state courts of Alabama, California, Minnesota, Mississippi, and Wisconsin. Twenty-three class action lawsuits seeking damages based on the same alleged conduct have been filed in 18 states and the District of Columbia. The plaintiffs claim to represent consumers who purchased prescription drugs in those jurisdictions and one other state. Two of the lawsuits have been dismissed. Fifteen have been settled. The company believes that any potential remaining liability above amounts accrued will not have a material adverse effect on the company's consolidated financial position, its results of operations, or liquidity.

14 CURRENCY RISK MANAGEMENT

The company is exposed to currency exchange rate fluctuations related to certain intercompany and third party transactions, primarily intercompany sales from Sweden and Italy to other European countries, the U.S. and Japan. The exposures and related hedging programs are managed centrally using forward currency contracts, cross-currency swaps and currency options to hedge a portion of both net recorded currency transaction exposures on the balance sheet as well as net anticipated currency transactions. The company also has hedged part of its net investment in Japan. Financial instruments for trading purposes are neither held nor issued by the company.

The company's program to hedge net anticipated currency transaction exposures is designed to protect cash flows from potentially adverse effects of exchange rate fluctuations. At December 31, 1999, the contract amount of the company's outstanding contracts used to hedge net transaction exposure was $658. The aggregate net transaction gains and losses included in net income for the years ended December 31, 1999, 1998 and 1997 related to foreign currency transaction hedges was $3, $15, and $18, respectively. During 1999, several European countries began using the euro. This reduces the number of currencies in which contracts are denominated. Of the total amount of contracts held by the company, euro-denominated against the U.S. dollar and Swedish krona were 17 percent and 10 percent. U.S. dollar denominated contracts were 19 percent, 6 percent were denominated in Japanese yen, and 5 percent were denominated in various other currencies all against the Swedish krona. Of the remaining contracts held by the company, 36 percent were in U.S. dollars and 7 percent were in euro against various other currencies in non-significant concentrations.

Gains and losses on hedges of intercompany loans and deposits offset the currency exchange gains and losses of the underlying loans and deposits. At December 31, 1999, the contract amount of forward exchange and currency swap contracts held for balance sheet financial exposure hedging program was $620. Of these contracts, 75 percent were denominated in U.S. dollars and against Japanese yen (47 percent), European currencies (11 percent), and various other currencies (17 percent). Euro denominated contracts amounted to 16 percent of the total and were against various non-concentrated currencies. The remaining contracts denominated in other currencies amounted to 9 percent and were against the Swedish krona and the Japanese yen.

Because the contract amounts are stated as notional amounts, the amount of contracts disclosed above is not a direct measure of the exposure of the company through its use of derivatives. These contracts generally have maturities that do not exceed twelve months and require the company to exchange currencies at agreed-upon rates at maturity. The counterparties to the contracts consist of a limited number of major international financial institutions. The company does not expect any losses from credit exposure.


15 FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of the company's financial instruments were as follows:


                                      1999            1999           1998           1998
                                    CARRYING          FAIR         CARRYING         FAIR

DECEMBER 31                          AMOUNT           VALUE         AMOUNT          VALUE
-----------                          ------           -----         ------          -----
FINANCIAL ASSETS:
 Short-term investments              $    98        $    98        $   375        $   375
 Long-term investments                   420            420            454            454
 Forward currency
  exchange contracts
  Hedges of loans and deposits           (27)           (27)            (7)            (7)
  Hedges of anticipated
   Transactions                           (2)            (2)           (13)           (13)
 Currency/Interest Swaps
  Hedges of loans and deposits            (3)            (3)            --             --
FINANCIAL LIABILITIES:
 Short-term debt                       1,212          1,212            332            332
 Long-term debt                          142            155            295            305
 Guaranteed ESOP debt                $   190        $   200        $   218        $   241
                                     =======        =======        =======        =======


Because maturities are short-term, fair value approximates carrying amount for cash and cash equivalents, short-term investments, accounts receivable, short-term debt, and accounts payable. Fair values of forward exchange and currency swap contracts, long-term investments, long-term debt, and guaranteed ESOP debt were estimated based on quoted market prices for the same or similar instruments or on discounted cash flows.


16 CONCENTRATIONS OF CREDIT RISK

The company invests excess cash in deposits with major banks throughout the world and in high quality short-term liquid debt instruments. Such investments are made only in instruments issued or enhanced by high quality institutions. At December 31, 1999, the company had no financial instruments that represented a significant concentration of credit risk. The amounts invested in a single institution are limited to minimize risk. The company has not incurred credit risk losses related to these investments.

The company sells a broad range of pharmaceutical products to a diverse group of customers operating throughout the world. In the U.S. and Japan, the company makes substantial sales to relatively few large wholesale customers. Credit limits, ongoing credit evaluation, and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required.


17 SHAREHOLDERS' EQUITY

PREFERRED STOCK
The Series A Convertible Perpetual Preferred Stock is held by the Employee Stock Ownership Trust (ESOP Trust). The per-share stated value is $40,300.00 and the preferred stock ranks senior to the company's common stock as to dividends and liquidation rights. Each share is convertible, at the holder's option, into 1,450 shares of the company's common stock and has voting rights equal to 1,450 shares of common stock. The company may redeem the preferred stock at any time after July 20, 1999, or upon termination of the ESOP at a minimum price of $40,300.00 per share. Dividends, at the rate of 6.25 percent, are cumulative, paid quarterly, and charged against retained earnings.


COMMON STOCK

The number of common shares outstanding at December 31, 1999, 1998, and 1997 was 519,667,495; 518,119,813; and 516,558,279, respectively. On a per-share basis, dividends were declared on common stock at a rate of $1.08 in 1999, 1998 and 1997. Common stock dividends payable were $141 and $137 at December 31, 1999 and 1998, respectively.

CAPITAL IN EXCESS OF PAR VALUE
Amounts of paid-in capital that exceed the par value ($.01 per share) of the company's common stock are recorded in this account. The tax benefit related to the exercise of certain stock options reduces income taxes payable and is reflected as capital in excess of par. Offsetting this is the difference between the cost of treasury shares and cash received for them, if any, when used to satisfy stock option exercises and other employee stock awards.

ESOP-RELATED ACCOUNTS
The company holds a note receivable from the ESOP Trust that matures on February 1, 2005; bears interest at 6.25 percent; and may be added to or repaid, in whole or in part, at any time. Accrued interest at the end of any calendar year is added to the note principal. At December 31, 1999, the note principal balance was $66. Also, upon recognition of the company's guarantee of the debt of the ESOP Trust, an offsetting amount was recorded in shareholders' equity. As guaranteed debt is repaid, this amount diminishes correspondingly (see Notes 11 and 18). Also, to the extent the company recognizes expense more rapidly than the corresponding cash contributions are made to the Trust, this account is reduced. The balance in this account at December 31, 1999, was $182.

TREASURY STOCK
The balance at December 31, 1999 and 1998 was $2 and $35, respectively, carried at cost.

ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income reflects the cumulative balance of the following: (1) currency translation adjustments, the adjustments of translating the financial statements of non-U.S. subsidiaries from local currencies into U.S. dollars (see Note 1); (2) unrealized gains and losses on investments categorized as available-for-sale, net of deferred taxes and reclassifications (see Note 2); and (3) minimum pension liability adjustments, net of deferred tax (see Notes 2 and 20).

WARRANTS
Certain warrants to purchase shares of common stock were issued in connection with the Senior Custom Convertible notes, certain collaboration agreements, and various license, facility and equipment lease financing arrangements. Warrants to purchase 209,987 shares were outstanding at December 31, 1999 with exercise prices and expirations ranging between $25.35 and $35.81 and September 2000 and April 2004, respectively.

SHAREHOLDER PROTECTION RIGHTS PLAN
In February 1997, the Board of Directors approved a shareholder protection rights plan, declaring a dividend of one right for each share of the company's common stock outstanding on or after March 7, 1997. Exercisable 10 days after any person or group acquires 15 percent or more or commences a tender offer for 15 percent or more of the company's common stock, the rights entitle holders to effectively purchase a specified amount of the company's common stock at an exercise price equal to half of its market value. The rights are redeemable for $.01 per right and have a life of 10 years, unless redeemed earlier by the company. In lieu of cash payment, the company has the option to exchange stock for rights unless the acquiring person acquires more than 50 percent of the company's common stock.


18 EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

The ESOP, created in 1989, is a funding vehicle for the Employee Savings Plan covering essentially all active U.S. employees. As the ESOP Trust makes debt principal and interest payments, a proportionate amount of preferred stock is released for allocation to plan participants. The preferred shares are allocated to participants' accounts based upon their respective savings plan contributions and the dividends earned on their previously allocated preferred shares. As of December 31, 1999, 2,097 preferred shares had been released and allocated; 383 shares were released but unallocated; and 4,212 shares remained unreleased, of which 61 shares are committed to be released. Shares released during 1999, 1998 and 1997 were 421, 391 and 346, respectively.

Under the agreement whereby the company guaranteed third-party debt of the ESOP Trust, the company is obligated to provide sufficient cash annually to the Trust to enable it to make required principal and interest payments. The company satisfies this annual cash flow requirement through payment of dividends on all preferred shares outstanding, loans and cash contributions. The company has fully and unconditionally guaranteed the ESOP Trust's payment obligations whether at maturity, upon redemption, upon declaration of acceleration, or otherwise. The holders of the debt securities have no recourse against the assets of the ESOP Trust except in the event that the Trust defaults on payments due and the company also fails to make such payments. In that event, the holders may have recourse against unallocated funds held by the Trust. At December 31, 1999, assets of the ESOP trust consisted primarily of $270 of Pharmacia & Upjohn, Inc., Series A Convertible Perpetual Preferred Stock.

ESOP expense is determined by a formula that apportions debt service to each year of the plan based on shares allocated to participants and deducts dividends paid on all preferred stock held by the trust. ESOP expense represents a fringe benefit and, as such, it attaches to payroll costs that comprise a portion of all functional expense captions in the earnings statement.

Key measures of the ESOP are presented in the table that follows.

YEARS ENDED DECEMBER 31
DOLLARS IN MILLIONS                               1999         1998         1997
-------------------                               ----         ----         ----
Interest expense of ESOP Trust                     $25          $27          $28
Dividend income of ESOP Trust                       17           17           18
Company contribution to
 ESOP Trust                                         22           18           12
Company ESOP expense (net)                         $14          $13          $14
                                                   ===          ===          ===


19 STOCK COMPENSATION

Incentive and nonqualified stock options are granted to certain employees. Options granted in 1999 have a ten-year term and vest at the end of three years or vest pro rata over three years. All options have an exercise price equal to the market value of the underlying stock at date of grant. Since the company has elected the disclosure-only alternative under SFAS No. 123 and continues to account for stock options per the terms of APB No. 25, no compensation expense is recognized in earnings.

Upon a stock-for-stock exercise of an option, an active employee will receive a new, nonqualified "reloaded" option at the then-current market price for the number of shares surrendered to exercise the option. The "reloaded" option will have an exercise term equal to the remaining term of the original exercised option.

Information concerning option activity and balances follows:


                                                  WEIGHTED AVERAGE        NUMBER
                                                   EXERCISE PRICE        OF SHARES
                                                     PER SHARE             (000)
                                                     ---------             -----
Balance outstanding, December 31, 1996                $27.22              13,089
Granted                                                35.66               4,879
Exercised                                              22.63              (1,681)
Canceled                                               33.45                (236)
                                                      ------              ------
Balance outstanding, December 31, 1997                 30.18              16,051
Granted                                                39.51              10,285
Exercised                                              28.44              (4,313)
Canceled                                               38.02                (683)
                                                      ------              ------
Balance outstanding, December 31, 1998                 34.78              21,340
Granted                                                54.63               9,188
Exercised                                              27.27              (3,992)
Canceled                                               45.10                (731)
                                                      ------              ------
BALANCE OUTSTANDING, DECEMBER 31, 1999                $42.72              25,805
                                                      ======              ======


COMPOSITION OF THE                   WEIGHTED              WEIGHTED
DECEMBER 31, 1999 BALANCE:            AVERAGE               AVERAGE            NUMBER
OPTIONS HAVING A                     REMAINING           EXERCISE PRICE       OF SHARES
PER-SHARE EXERCISE PRICE OF:           LIFE                PER SHARE            (000)
----------------------------           ----                ---------            -----
$  .62--19.49                        3.11 years           $    15.89              622
$19.50--29.99                        3.62 years                23.77            2,903
$30.00--39.99                        6.44 years                37.09            6,371
$40.00--49.99                        7.65 years                41.59            6,889
$50.00--59.99                        8.66 years                55.39            8,871
$60.00--65.38                        6.46 years                62.64              149
                                     ----------                -----            -----


As of December 31, 1999, 1998 and 1997, the company had exercisable options of 11,296,000, 11,813,000 and 11,392,000, respectively, with weighted average exercise prices of $35.00, $36.65 and $28.39, respectively.

Had the company elected to measure stock compensation using the fair value of the awards at grant date under the provisions of SFAS No. 123, the company's net income and diluted earnings per share would have been reduced by approximately $55 or $.11 per share for 1999, $47 or $.09 per share for 1998, and $42 or $.08 per share for 1997. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1999,

1998 and 1997, respectively: dividend yield of 1.98, 2.70, and 2.83 percent; volatility of 24.8, 24.0, and 21.0 percent; risk-free interest rate of 6.64, 4.72, and 5.45 percent; and an expected life of 5.0, 5.1, and 5.3 years.


20 RETIREMENT BENEFITS

The company has various pension plans covering substantially all employees. Benefits provided under the defined benefit pension plans are primarily based on years of service and the employee's compensation. The company also provides nonpension benefits to eligible retirees and their dependents, primarily in the form of medical and dental benefits. The following tables summarize the changes in benefit obligations and plan assets during 1998 and 1999.


                                                                      OTHER RETIREMENT
                                        PENSION BENEFITS                  BENEFITS
CHANGE IN BENEFIT OBLIGATION:         1999           1998           1999           1998
-----------------------------         ----           ----           ----           ----
Benefit obligation at
 beginning of year                  $ 1,455        $ 1,394        $   406        $   393
Service cost                             59             56             10             10
Interest cost                            93             91             28             27
Benefits paid                          (211)          (133)           (27)           (19)
Actuarial (gain) loss                    46             53             10            (10)
Plan amendment and other
 Adjustments                              3            (14)             1              5
Currency exchange effects                 1              8             --             --
                                    -------        -------        -------        -------
BENEFIT OBLIGATION AT
 END OF YEAR                        $ 1,446        $ 1,455        $   428        $   406
                                    =======        =======        =======        =======



CHANGE IN PLAN ASSETS:               1999           1998           1999           1998
----------------------               ----           ----           ----           ----
Fair value of plan assets
 at beginning of year              $ 1,477        $ 1,387        $   211        $   170
Actual return on plan assets           209            184             41             40
Employer contribution                   45             38             26             18
Benefits paid                         (211)          (133)           (27)           (19)
Other adjustments                        2             (5)             1              2
Currency exchange effects                5              6             --             --
                                    -------        -------        -------        -------
FAIR VALUE OF PLAN ASSETS AT
 END OF YEAR                       $ 1,527        $ 1,477        $   252        $   211
                                   =======        =======        =======        =======



AT DECEMBER 31,                         1999         1998         1999         1998
---------------                         ----         ----         ----         ----
Funded status                          $  81        $  22        $(176)       $(195)
Unrecognized net actuarial
 (gains) losses                          (62)         (11)        (115)        (115)
Unamortized net transition asset         (31)         (45)          --
Unrecognized prior service cost           38           41          (29)         (34)
                                       -----        -----        -----        -----
PREPAID (ACCRUED) BENEFIT COST         $  26        $   7        $(320)       $(344)
                                       =====        =====        =====        =====

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were, $411, $346, and $118 as of December 31, 1999, and $346, $291, and $90 as of December 31, 1998, respectively. The benefit obligation and fair value of plan assets for benefit plans with obligations in excess of plan assets were, $839 and $371 as of December 31, 1999, and $752 and $301 as of December 31, 1998, respectively.

                                                                OTHER RETIREMENT
                                       PENSION BENEFITS             BENEFITS
AT DECEMBER 31,                       1999         1998         1999         1998
---------------                       ----         ----         ----         ----
Total accrual balances               $(254)       $(221)       $(320)       $(344)
Total prepaid balances                 204          190           --           --
Minimum pension liability
 offsets:
 Intangible assets                      11            5           --           --
 Shareholders' equity
  (pretax)                              65           33           --           --
                                     -----        -----        -----        -----
PREPAID (ACCRUED) BENEFIT COST       $  26        $   7        $(320)       $(344)
                                     =====        =====        =====        =====



WEIGHTED-AVERAGE ASSUMPTIONS
AS OF DECEMBER 31,                           1999           1998           1997
------------------                           ----           ----           ----
Discount rate                                6.86%          6.66%          6.95%
Salary growth rate                           3.67           3.68           4.20
Return on plan assets                        9.53           9.21           9.27
Health care cost rate -- initially           5.62           5.83           6.33
     trending down to                        5.00           5.00           5.00
                                             ====           ====           ====


The consolidated net expense amounts in the following table are exclusive of curtailments, settlements, and termination benefit costs associated with restructurings. Net amounts of $4 and $5 before tax were recorded in 1998 and 1997, respectively, within restructuring charges.


                                                       PENSION BENEFITS                  OTHER RETIREMENT BENEFITS
COMPONENTS OF NET PERIODIC BENEFIT COST:        1999         1998         1997         1999         1998         1997
Service cost                                   $  59        $  56        $  52        $  10        $  10        $   9
Interest cost                                     93           91           90           28           27           26
Expected return on plan assets                  (120)        (109)        (102)         (20)         (15)         (12)
Amortization of transition amount                 (8)          (9)          (9)          --           --           --
Amortization of prior service cost                 4            5            4           (3)          (3)          (4)
Recognized actuarial loss (gain)                   3            3            4           (4)          (2)          (1)
                                               -----        -----        -----        -----        -----        -----
Net periodic benefit cost                         31           37           39           11           17           18
Settlement/curtailment loss (gain)                 3           (3)          --           --           --           --
                                               -----        -----        -----        -----        -----        -----

NET BENEFIT COST                               $  34        $  34        $  39        $  11        $  17        $  18
                                               =====        =====        =====        =====        =====        =====


The assumption concerning health care cost trend rate has a significant effect on the amounts reported. Increasing the rate by one percentage point in each year would increase the postretirement benefit obligation as of December 31, 1999, by $55 and the total of service and interest cost components of net postretirement benefit cost for the year by $6. Conversely, decreasing the rate by one percentage point in each year would decrease the postretirement benefit obligation as of December 31, 1999, by $49 and the total of service and interest cost components of net postretirement benefit cost for the year by $5.

The company has recorded an additional minimum liability of $75 for underfunded plans at December 31, 1999. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. An intangible asset ($10) to the extent of previously unrecognized prior service cost offsets the additional liability. The remaining amount ($65) is recorded, net of tax benefits, as a reduction to shareholders' equity within accumulated other comprehensive income.


21 SEGMENT INFORMATION

The company's core business is the development, manufacture and sale of pharmaceutical products. This business is organized in two segments, prescription pharmaceutical and consumer health care. The prescription pharmaceutical segment includes general therapeutics, ophthalmology and hospital products including oncology, and diversified therapeutics. The consumer health care segment consists of self-medication products that are available to consumers over the counter without a prescription. This segment includes product line extensions of key prescription drugs, plus products to treat tobacco dependency.

The remaining operating units include animal health, diagnostics, nutrition, plasma, pharmaceutical commercial services and biotechnology. Due to the size of these operating segments, they have been included in an "all other" grouping. Animal health produces and markets both pharmaceuticals and feed additives for livestock and pets. Diagnostics provides services to identify specific allergies in people. Nutrition sells food replacement products, primarily to hospitals. Plasma is a therapeutic area that prepares and markets products derived from blood plasma. Pharmaceutical commercial services develops, manufactures and markets certain bulk pharmaceutical chemicals and selected high-technology and specialty chemicals. Biotechnology primarily represents minority equity positions in biotechnology joint ventures that manufacture and market reagents, chemicals, and systems for biotechnology companies and academic research laboratories.

The following tables show revenues and expenses for the company's operating segments and reconciling items necessary to total to the amounts reported in the consolidated financial statements. Information about segment assets, interest income and expense, and income taxes is not provided on a segment level as the segments are reviewed based on operating income. Corporate support functions and restructuring charges also are not allocated to segments. There are no inter-segment revenues. Depreciation is not available on a segmental basis.

During the fourth quarter of 1999, the company realigned the internal management organization of the company's operating segments and have appropriately reflected this change in the reportable segments presented.


SEGMENTS FOR YEAR ENDED DECEMBER 31, 1999:

                                          PRESCRIPTION          CONSUMER
                                             PHARMA-             HEALTH               ALL            RECONCILING
                                             CEUTICAL             CARE               OTHER              ITEMS              TOTALS
                                             --------             ----               -----              -----              ------
Net sales                                    $ 5,499             $   683            $ 1,071            $    --             $ 7,253
                                             -------             -------            -------            -------             -------
Earnings from equity
    affiliates                               $    --             $    --            $    35            $    --             $    35
                                             -------             -------            -------            -------             -------
Amortization expense                         $    17             $     3            $     6            $    79             $   105
                                             -------             -------            -------            -------             -------
Operating income (loss)
    before corporate                         $ 1,073             $   139            $   311            $   (90)            $ 1,433
Corporate and all other                                                                                                       (286)
                                             -------             -------            -------            -------             -------
Earnings before taxes                                                                                                      $ 1,147





SEGMENTS FOR YEAR ENDED DECEMBER 31, 1998

                                           PRESCRIPTION        CONSUMER
                                              PHARMA-            HEALTH               ALL           RECONCILING
                                              CEUTICAL            CARE               OTHER              ITEMS              TOTALS
                                              --------            ----               -----              -----              ------
Net sales                                    $ 4,752             $   683            $ 1,323            $    --             $ 6,758
                                             -------             -------            -------            -------             -------
Earnings from equity
    affiliates                               $     1             $    --            $    56            $    --             $    57
                                             -------             -------            -------            -------             -------
Amortization expense                         $    15             $     6            $    11            $    80             $   112
                                             -------             -------            -------            -------             -------
Operating income (loss)
    before corporate                         $   984             $   111            $   324            $  (171)            $ 1,248
Corporate and all other                                                                                                       (271)
                                             -------             -------            -------            -------             -------
Earnings before taxes                                                                                                      $   977




SEGMENTS FOR YEAR ENDED DECEMBER 31, 1997

                                               PRESCRIPTION        CONSUMER
                                                  PHARMA-           HEALTH             ALL            RECONCILING
                                                 CEUTICAL            CARE              OTHER              ITEMS              TOTALS
Net sales                                        $ 4,370            $   642           $ 1,574            $    --            $ 6,586
                                                 -------            -------           -------            -------            -------
Earnings (loss) from equity
    investments                                        5                 --               (73)                --                (68)
                                                 -------            -------           -------            -------            -------
Amortization expense                                  13                  5                11                 87                116
                                                 -------            -------           -------            -------            -------
Operating income (loss)
    before corporate                             $   765            $   119           $   192            $  (125)               951
Corporate and all other                                                                                                        (516)

                                        -----     -----     -----     -----     -----
EARNINGS BEFORE TAXES                                                           $ 435



The reconciling item for amortization expense represents goodwill amortization resulting from acquisitions by Pharmacia AB prior to the 1995 merger with The Upjohn Company. In addition to amortization, unallocated noncorporate general and administrative expenses are included in the reconciling item for operating income (loss) before corporate. Corporate and all other amounts represent general and administrative expenses of corporate support functions, corporate items such as restructuring charges and litigation accruals, and nonoperating income and expenses.

The company's products are sold throughout the world to a wide range of customers including pharmacies, hospitals, chain warehouses, governments, physicians, wholesalers, and other distributors. No single customer accounts for 10 percent or more of the company's consolidated sales.

The top selling 20 products in 1999 represent approximately 59 percent of total sales with no one product constituting more than 7 percent of total sales. The following table shows the company's sales geographically. U.S. exports to third-party customers are less than 10 percent of U.S. sales.


GEOGRAPHIC SALES FOR YEARS ENDED DECEMBER 31                    1999              1998
--------------------------------------------                    ----              ----
Sales to customers in:
United States                                                 $2,915            $2,498
Japan                                                            738               565
Italy                                                            430               461
Germany                                                          389               412
United Kingdom                                                   329               352
Sweden                                                           257               284
France                                                           274               275
Spain                                                            172               168
Rest of the world                                              1,749             1,743
                                                              ------            ------
TOTAL SALES                                                   $7,253            $6,758
                                                              ======            ======


Long-lived assets include property, plant and equipment, goodwill and other intangibles, all net of depreciation or amortization.


LONG-LIVED ASSETS, DECEMBER 31                                 1999              1998
------------------------------                                 ----              ----
United States                                                 $2,104            $1,840
Sweden                                                           971               995
Italy                                                            386               443
Japan                                                             90               186
United Kingdom                                                   103               133
Ireland                                                          122               123
Rest of the world                                                635               752
                                                              ------            ------
TOTAL LONG-LIVED ASSETS                                       $4,411            $4,472
                                                              ======            ======

                        FIVE - YEAR SUMMARY OF OPERATIONS
                    -----------------------------------------
                    PHARMACIA & UPJOHN, INC. AND SUBSIDIARIES


Years ended December 31                                       1999            1998            1997            1996            1995
-----------------------                                       ----            ----            ----            ----            ----
Dollar amounts in millions, except per-share data

OPERATING RESULTS
Net sales                                                  $  7,253        $  6,758        $  6,586        $  7,176        $  6,949
Cost of products sold                                         1,893           2,031           2,047           2,116           1,967
Research and development                                      1,434           1,234           1,246           1,283           1,263
Selling, General and
  Administrative                                              2,800           2,552           2,642           2,453           2,622
Merger & Restructuring                                           70              92             316             585             242
Interest income                                                 (80)            (92)           (113)           (161)           (218)
Interest expense                                                 63              26              33              56              94
All other(income)/expense, net                                  (74)            (62)            (20)             26            (146)
                                                           --------        --------        --------        --------        --------
Earnings from continuing
  operations before income taxes                              1,147             977             435             818           1,125
Provision for income taxes                                      344             346             177             268             392
                                                           --------        --------        --------        --------        --------
Earnings from continuing
 Operations                                                     803             631             258             550             733
Discontinued operations, net                                     --              --              --              --              --
Cumulative effect of accounting
  changes (net of tax)                                           --              --              --              --              --
                                                           --------        --------        --------        --------        --------
Net earnings                                                    803             631             258             550             733
                                                           --------        --------        --------        --------        --------
Dividends on preferred stock
  (net of tax)                                                   13              13              13              13              13
                                                           --------        --------        --------        --------        --------
Net earnings on common stock                                    790             618             245             537             720
                                                           --------        --------        --------        --------        --------
Net earnings per common share:
  Diluted                                                  $   1.49        $   1.17        $   0.48        $   1.03        $   1.39
                                                           ========        ========        ========        ========        ========
FINANCIAL POSITION
Cash and cash equivalents                                     1,316             881             799             666             849
Short-term investments                                           98             375             591             727           1,019
Trade accounts receivable, net                                1,513           1,417           1,303           1,705           1,535
Inventories                                                   1,177           1,032             958           1,012             976
Other current assets                                            829             847             745             866             665
                                                           --------        --------        --------        --------        --------
Current assets                                                4,933           4,552           4,396           4,976           5,044
Net assets of discontinued
    operations                                                   --              --              --              --              --
Properties                                                    3,284           3,234           3,310           3,606           3,398
Goodwill and other intangibles,
    net                                                       1,127           1,238           1,287           1,522           1,722
Other noncurrent assets                                       1,354           1,319           1,464           1,155           1,372
                                                           --------        --------        --------        --------        --------
Total assets                                                 10,698          10,343          10,457          11,259          11,536
                                                           --------        --------        --------        --------        --------
Short-term debt, including current
  maturities of long-term debt                                1,212             332             401             235             524
Other current liabilities                                     2,228           2,543           2,302           2,279           2,128
Long-term debt and ESOP debt                                    332             513             651             823             870
Other noncurrent liabilities                                  1,341           1,359           1,525           1,609           1,568
Shareholders' equity                                          5,585           5,596           5,578           6,313           6,446
                                                           --------        --------        --------        --------        --------
Total liabilities and
  shareholders' equity                                     $ 10,698        $ 10,343        $ 10,457        $ 11,259        $ 11,536
                                                           ========        ========        ========        ========        ========



Due to the change in the company's presentation of reportable segments during the fourth quarter of 1999, each of the previously reported quarters of 1999 has been adjusted to conform to the new presentation.

SEGMENTS FOR YEAR TO DATE SEPTEMBER 30, 1999 (UNAUDITED)

                                          PRESCRIPTION         CONSUMER
                                            PHARMA-             HEALTH              ALL            RECONCILING
                                            CEUTICAL             CARE              OTHER              ITEMS               TOTALS
                                            --------             ----              -----              -----               ------
Net sales                                   $ 4,010             $   508            $   792            $  --               $ 5,310
                                            -------             -------            -------            -----               -------
Operating income (loss)
before corporate                                788                  97                232              (87)                1,030
Corporate and all other                                                                                                      (186)
                                            -------             -------            -------            -----               -------
Earnings before taxes                                                                                                     $   844
                                            =======             =======            =======            =====               =======



SEGMENTS FOR YEAR TO DATE JUNE 30, 1999 (UNAUDITED)

                                           PRESCRIPTION          CONSUMER
                                              PHARMA-             HEALTH              ALL            RECONCILING
                                             CEUTICAL              CARE              OTHER              ITEMS              TOTALS
                                             --------              ----              -----              -----              ------
Net sales                                    $ 2,650             $   343            $   541            $  --               $ 3,534
                                             -------             -------            -------            -----               -------
Operating income (loss)
    before corporate                             547                  53                151              (52)                  699
Corporate and all other                                                                                                       (122)
                                             -------             -------            -------            -----               -------
Earnings before taxes                                                                                                      $   577
                                             =======             =======            =======            =====               =======



SEGMENTS FOR YEAR TO DATE MARCH 31, 1999 (UNAUDITED)

                                          PRESCRIPTION          CONSUMER
                                             PHARMA-             HEALTH               ALL            RECONCILING
                                             CEUTICAL             CARE               OTHER              ITEMS              TOTALS
                                             --------             ----               -----              -----              ------
NET SALES                                    $ 1,340             $   166            $   268            $  --               $ 1,774
                                             -------             -------            -------            -----               -------
Operating income (loss)
    before corporate                             288                  19                 69              (32)                  344
Corporate and all other                                                                                                        (42)
                                             -------             -------            -------            -----               -------
Earnings before taxes                                                                                                      $   302
                                             =======             =======            =======            =====               =======



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

                  Frank C. Carlucci, age 69, Chairman, the Carlyle Group, a merchant bank. Mr. Carlucci served as U.S. Secretary of Defense from 1987 to 1989. Mr. Carlucci is currently on the board of directors of Ashland, Inc., Kaman Corporation, Neurogen Corporation, Northern Telecom Limited, The Quaker Oats Company, SunResorts, Ltd., N.V. and Texas Biotechnology Corporation. He also serves on the board of trustees for the nonprofit Rand Corporation. He had served as a director of Upjohn before the combination with Pharmacia. He is a member of the Executive Committee and the Compensation Committee of the Board of Directors.

                  Gustaf Douglas, age 62, Chairman of Investment AB Latour, an investment holding company. Mr. Douglas is also Chairman of the Stockholm Chamber of Commerce and AB Fagerhult, Vice Chairman of Securitas AB and Sveriges Television AB, and a member of the Board of Directors of Assa Abloy AB, Munksjo AB, Sakl AB and Stiftelsen Svenska Dagbladet. He had served as a director of Pharmacia before the combination with Upjohn. He is a member of the Compensation Committee and the Audit Committee of the Board of Directors.

                  M. Kathryn Eickhoff, age 60, President, Eickhoff Economics Incorporated, economic consultants. Ms. Eickhoff is the former associate director for Economic Policy, United States Office of Management and Budget. She also serves as a director of AT&T Corp., Tenneco Inc. and Fleet Bank, NA. Ms. Eickhoff is a member of several business organizations including the Conference of Business Economists, the Economics Club of New York and the National Association of Business Economists. She had served as a director of Upjohn before the combination with Pharmacia. She is a member of the Audit Committee of the Board of Directors. The Company has retained Eickhoff Economics Incorporated to provide economic consulting services to the Company for an annual fee of $25,000.

                  Soren Gyll, age 58, Chairman of the Board of the Company and former President and Chief Executive Officer of AB Volvo, an automobile manufacturer. Mr. Gyll had also been Chairman of Pericardia AB, the predecessor of Pharmacia, from 1992 until 1995, and before that had served as Procordia's President and Chief Executive Officer. Mr. Gyll is a member of the Board of Directors of Bilia AB, AB Volvo, SKF AB, SCA AB, Skanska AB, Oresa Ventures and the Federation of Swedish Industries. Mr. Gyll is also a member of the Royal Swedish Academy of Engineering Sciences. He had served as a Director of Pharmacia before the combination with Upjohn. He is Chairman of the Executive Committee of the Board of Directors.

                  Fred Hassan, age 54, President and Chief Executive Officer of Pharmacia and Upjohn. Mr. Hassan had been Executive Vice President and a member of the board of directors of American Home Products Corporation immediately prior to joining Pharmacia & Upjohn in May 1997, and he had been senior vice president of American Home Products Corporation before that. He joined Pharmacia & Upjohn's board of directors in 1997. He is a member of the Executive Committee of the Board of Directors.

                  Berthold Lindqvist, age 61, former President and Chief Executive Officer of Gambro AB, a global medical technology company. Mr. Lindqvist is also a member of the board of directors of Gambro AB, Trelleborg AB, PLM AB, Munters AB and Securitas AB. Mr. Lindqvist is also a member of the Royal Swedish Academy of Sciences. He had served as a director of Pharmacia before the combination with Upjohn. He is a member of the Compensation Committee of the Board of Directors.

                  Olof Lund, age 69, former President and Chief Executive Officer of Celsius Industrier AB, a defense manufacturing company. Mr. Lund is the chairman of Tieto-Enato Corp., SIAR Foundation and the Swedish Financial Accounting Standards Council, and is a member of the board of directors of FPG/AMFK, LKAB and the Federation of Swedish Industries. Mr. Lund is also a member of the Royal Academy of War Sciences. He had served as a director of Pharmacia before the combination with Upjohn. He is a member of the Executive Committee and the Nominating and Corporate Governance Committee of the Board of Directors.

                  C. Steven McMillan, age 54, President and Chief Operating Officer of Sara Lee Corporation, a consumer goods company. Mr. McMillan previously held other management positions with Sara Lee before assuming his current position. Mr. McMillan is a member of the board of directors of Sara Lee Corporation and Illinova Corporation. He also serves on the boards of several not-for-profit and civic organizations. He joined Pharmacia & Upjohn's board of directors in 1998. He is a member of the Nominating and Corporate Governance Committee of the Board of Directors.

                  William U. Parfet, age 53, Co-Chairman of MPI Research, LLC, a preclinical toxicology and clinical pharmaceutical testing laboratory. Mr. Parfet assumed his current position in November 1995 and had previously served from October 1993 to January 1996 as president and chief executive officer of Richard Allan Medical Industries, a medical device manufacturer. Prior to that, he had served as vice chairman of the board of directors of Upjohn. Mr. Parfet serves as a member of the board of directors of CMS Energy Corporation, the Financial Accounting Foundation, Stryker Corporation and Sybron International. He had served as a director of Upjohn before the combination with Pharmacia. From time to time, Pharmacia & Upjohn has retained MPI Research, LLC to conduct pre-clinical and clinical testing work for independent entities with whom Pharmacia & Upjohn has contractual and business relationships. Total fees paid to MPI Research, LLC for 1999 were approximately $640,367. Mr. Parfet is the brother of Donald R. Parfet, senior vice president of Pharmacia & Upjohn. He is member of the Nominating and Corporate Governance Committee of the Board of Directors.

                  Ulla Reinius, age 62, President of U. Reinius Finansfakta AB, a publisher and financial information consultant. Ms. Reinius is also a member of the board of directors of the Swedish Association for Share Promotion and a member of the Ethical Advisory Board of the Swedish County Pension Funds and of the Swedish Royal Opera. She is a former member of the Swedish Government Ethical Committee. She had served as a director of Pharmacia before the combination with Upjohn. She is a member of the Audit Committee of the Board of Directors.

                  Bengt Samuelsson, M.D., age 65, Professor of Medical and Physiological Chemistry, and formerly, President, Karolinska Institutet. Dr. Samuelsson was the Nobel Laureate in Physiology or Medicine in 1982 and is currently chairman of the Nobel Foundation. He is also a member of the board of directors of Svenska Handelsbanken, the Liposome Company and Nicox, S., Valboune, France. Dr. Samuelsson is a member of the Royald Swedish Academy of Sciences, the American Academy of Arts and Sciences, the Association of American Physicians, Adacemie des Sciences, Paris, the U.S. National Academy of Sciences and the Royal Society, London. He had served as a director of Pharmacia before the combination with Upjohn. Pharmacia & Upjohn provides research grants and other business-related funding to the Karolinska Institutet.

                  Morton L. Topfer, age 63, Counselor to the Chief Executive Officer of Dell Computer Corporation. Mr. Topfer is presently counselor to the chief executive officer of Dell Computer Corporation. He served as vice chairman of Dell from 1994 to 1999. For 23 years prior to joining Dell, Mr. Topfer held various positions with Motorola, Inc., last serving as corporate executive vice president and president of the Land Mobile Products Sector. Before joining Motorola in 1971, Mr. Topfer spent 11 years with RCA Laboratories in various research and development and management positions. He began his professional career as a research engineer with Kollsman Instruments Corporation in New York. He is a member of the board of directors of Autodesk, Inc., Alliance Gaming and Dell. He joined Pharmacia & Upjohn's board of directors in 1999. He is a member of the Nominating and Corporate Governance Committee of the Board of Directors.

                           BOARD OF DIRECTORS COMPENSATION

                  Annual compensation for non-employee members of the Board of Directors consists of a retainer fee of $50,000 ($100,000 for the Chairman of the Board) and either 1,000 shares of the Company's Common Stock or a stock option for 3,000 shares of the Company's Common Stock having an exercise price equal to the fair market value of the Company's Common Stock on the date of grant and a term of ten years. The chairperson of each Board committee receives an additional annual fee of $7,500. Directors are permitted to defer all or part of their fees in stock or cash until they leave the Board. There are no additional fees for attending regular meetings or serving on regular Board committees. The Company's Chief Executive Officer does not receive separate compensation for serving on the Board of Directors.

EXECUTIVE OFFICERS

         In addition to Fred Hassan, the following are the Company's executive officers:

                  Goran A. Ando, M.D., age 50, Executive Vice President and President, Research & Development. He had been Executive Vice President and Deputy Chief Executive Officer of Pharmacia since February 1995, and before that had been at Glaxo Holdings p.l.c., where he was director of research and development activities.

                  Hakan Astrom, age 52, Senior Vice President, Strategic Planning and Investor Relations. He had been Group Vice President of Pharmacia since 1993.

                  Richard T. Collier, age 46, Senior Vice President and General Counsel. He had been Senior Vice President, General Counsel and Member of the Executive Council of Rhone-Poulenc Rorer until December 1997. He joined Rhone-Poulenc Rorer in 1986 as Assistant Counsel and held various positions including Vice President and Assistant to the Chairman from 1991 to 1992.

                  Christopher J. Coughlin, age 47, Executive Vice President and Chief Financial Officer. He had been Executive Vice President and Chief Financial Officer of Nabisco since 1996 and prior to that, he was Chief Financial Officer at Sterling Winthrop, Inc.

                  Paul L. Matson, age 51, Senior Vice President, Human Resources. He had been Vice President, Human Resources, of Moore Corporation Limited until 1998. Prior to that he was a senior human resources executive with Miles, Inc., the U.S. subsidiary of Bayer Corporation.

                  Mats G. Pettersson, age 54, Senior Vice President, Business Development. He had been Group Vice President of Pharmacia since 1993 and prior to that he was Chief Financial Officer of KabiVitrum AB, Stockholm, Sweden.

                  Timothy G. Rothwell, age 46, Executive Vice President and President, Global Pharmaceutical Operations. He had been President of Rhone-Poulenc Rorer since 1996 and was a member of that Board of Directors since January 1997. He joined Rhone-Poulenc Rorer in 1995 as Executive Vice President and President, Pharmaceutical Operations. Prior to that he was CEO and President of the U.S. pharmaceutical business for Sandoz Pharmaceuticals.

                  Carrie Smith Cox, age 42, Executive Vice President and Head, Global Business Management. She had been Vice President, Women's Health Care at Wyeth-Ayerst Laboratories division of American Home Products until August 1997.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

    The following table shows the total compensation received for the last three calendar years (or for such shorter period that the individual has been employed by the Company) by the current President and Chief Executive Officer of the Company and by the four other most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                                   LONG-TERM COMPENSATION
                               ------------------------------------------------------   --------------------------------------------
                                                                                                           SECURITIES
                                                                                        RESTRICTED         UNDERLYING
                                                                         OTHER             STOCK            OPTIONS
                                         BASE                            ANNUAL           AWARDS             (# OF    ALL OTHER
 NAME AND PRINCIPAL POSITION   YEAR     SALARY            BONUS       COMPENSATION(1)   (3)(4)(5)(6)        SHARES)  COMPENSATION(2)
 ---------------------------   ----     ------            -----       ---------------   ------------        -------  ---------------
F. Hassan,                     1999     $1,114,688     $1,901,400     $ 10,425          $12,012,501         400,000     $50,883
President and Chief            1998     $1,050,000     $1,176,000     $103,116                    0         300,000     $37,000
   Executive Officer(1)(3)(4)  1997     $  644,445     $  636,000     $ 42,280          $10,080,000         500,000           0

G. A. Ando,                    1999     $  695,730     $  648,170     $ 53,387                    0         100,000     $29,320
Executive Vice President       1998     $  662,600     $  523,274     $ 69,754                    0         250,000     $20,533
   and President, Research     1997     $  598,782     $  197,000     $ 20,028                    0          65,000           0
   and Development(1)

T. G. Rothwell,                1999     $  756,000     $  756,730     $  6,000                    0         100,000     $51,783
Executive Vice President       1998     $  676,552     $  600,300     $325,000          $   687,969         220,000     $42,333
   and President, Global
   Pharmaceutical
   Operations(1)(5)

C. J. Coughlin,                1999     $  656,250     $  574,140     $  4,591                    0         100,000     $29,037
 Executive Vice President      1998     $  520,833     $  464,750            0          $   996,290         170,000     $20,833
   and Chief Financial
   Officer(6)

C. Smith Cox,                  1999     $  491,310     $  465,870     $ 17,032                    0         100,000     $17,808
 Executive Vice President      1998     $  463,500     $  371,415     $ 79,846                    0          75,000     $11,667
 and Head, Global Business     1997     $  155,172     $  150,000     $ 26,934                    0         150,000           0
   Management(1)(7)

----------

(1) Includes, among other things, relocation allowance and moving expenses, amounts for reimbursement of taxes and related gross-ups for income taxes in excess of those that would have been incurred in the individual's home country, value of a Company car, and, in the case of T. G. Rothwell, a cash bonus to compensate for the loss of bonus from his prior employer. In addition, at the request of the Company for business reasons, F. Hassan remained in his home country's social security system while he was employed in the U.K., and the Company paid the resulting taxes of $353,484 on his behalf.

(2) All other compensation represents the Company match under the Company's employee savings plans and the premiums paid by the Company for split-dollar life insurance for the benefit of the named individual.

(3) F. Hassan commenced employment on May 10, 1997. Under the terms of his employment agreement, in order to replace equity compensation awards received from his prior employer that he forfeited by joining the Company, he received 315,000 restricted shares of the Company's Common Stock, which are included in the table in accordance with the rules of the United States Securities and Exchange Commission at the fair market value on date of grant. All of these shares vested in 1998.

(4) Under the terms of F. Hassan's employment agreement dated November 15, 1999, he received 200,000 restricted shares of the Company's Common Stock in 1999, which are included in the table at the fair market value on date of grant and which will vest on the first day of the month following retirement provided such date is not prior to December 1, 2004. At year-end, the market value of the 200,000 unvested shares was $9,087,500. Dividends are paid on the restricted shares.

(5) T.G. Rothwell commenced employment on January 23, 1998. Under the terms of his employment agreement, in order to replace equity compensation awards lost from his prior employer, he received 18,500 restricted shares of the Company's Common Stock in 1998, which are included in the table at the fair market value on date of grant, 11,200 of which have already vested and 7,300 of which will vest on January 8, 2006. At year-end, the market value of the 7,300 unvested shares was $331,694. Dividends are paid on the restricted shares.

(6) C.J. Coughlin commenced employment on March 1, 1998. Under the terms of his employment agreement, in order to replace equity compensation awards lost from his prior employer, he received 25,000 restricted shares of the Company's Common Stock in 1998, which are included in the table at the fair market value on date of grant and which will vest on the third anniversary of his employment date. At year-end, these shares had a market value of $1,135,938. Dividends are paid on the restricted shares.

(7)      C. Smith Cox commenced employment on August 27, 1997.


                               STOCK OPTION GRANTS

    During 1999, the following officers were granted stock options to purchase shares of the Company's Common Stock at an exercise price equal to the market price on date of grant. Stock options provide value to the officers in proportion to the value provided to all shareholders based on appreciation in the Company's stock price. Options will vest and can be exercised at the rate of one-third of the grant after each of the first three years of employment from the date of grant. Payment for exercising stock options may be made in either cash or shares of the Company's Common Stock. Upon a stock-for-stock exercise, the optionee will receive a new, non-qualified reloaded stock option at the then current market price for the number of shares tendered to exercise the option. The reloaded stock option will have an exercise term equal to the remaining term of the exercised option. Options granted in 1999 may only be exercised during employment, except that following retirement at or after age 65, death, permanent disability or other termination of employment approved by the

Compensation Committee of the Board, stock options may be exercised for periods specified in the option grant up to three years (but not beyond the original expiration date of the option).

                ORIGINAL STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                 INDIVIDUAL GRANTS
                      --------------------------------------------------------------------
                       NUMBER OF    % OF TOTAL
                      SECURITIES      OPTIONS                                      GRANT
                      UNDERLYING    GRANTED TO    EXERCISE OR                      DATE
                        OPTIONS     EMPLOYEES IN   BASE PRICE    EXPIRATION       PRESENT
        NAME            GRANTED      FISCAL YEAR     ($/SH)         DATE          VALUE(1)
        ----            -------      -----------     ------         ----          --------
   F. Hassan.....        400,000         4.18%       $54.625      2/16/09        $6,172,000
   G. A. Ando....        100,000         1.05%       $54.625      2/16/09        $1,543,000
   T. G. Rothwell(2)     100,000         1.05%       $54.625      2/16/09        $1,543,000
   C. J. Coughlin        100,000         1.05%       $54.625      2/16/09        $1,543,000
   C. Smith Cox..        100,000         1.05%       $54.625      2/16/09        $1,543,000

----------

(1) In accordance with the rules of the United States Securities and Exchange Commission, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. The Company cannot predict or estimate the future price of the Company's Common Stock, and neither the Black-Scholes model nor any other model can accurately determine the value of an option. Accordingly, there is no assurance that the value realized by an officer, if any, will be at or near the value estimated in the Black-Scholes model. The Black-Scholes valuation was determined using the following assumptions: an average volatility of 24.8%, a dividend yield of 1.98%, a risk-free interest rate of 6.64%, a projected exercise period of 5.0 years and no additional value for reloaded stock options.

(2) T.G. Rothwell made a stock for stock option exercise in 1999 and received reloaded stock options for the number of shares tendered in the exercise as follows: 653 shares with an exercise price of $51.00 and an expiration date of January 25, 2008.

                             STOCK OPTION EXERCISES

    The following table shows the number of stock options exercised and the value realized by the named officers during 1999 and the number of unexercised stock options remaining at year-end and the potential value thereof based on the year-end closing market price of the Company's Common Stock of $45.4375:

              AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR

                        AND FISCAL YEAR-END OPTION VALUES

                                                       NUMBER OF
                                                       SECURITIES
                                                       UNDERLYING
                                                       UNEXERCISED                VALUE OF UNEXERCISED
                                                        OPTIONS AT             IN-THE-MONEY OPTIONS AT
                                                         FY-END(#)                     FY-END($)
                          SHARES                       ------------------------------------------------
                       ACQUIRED ON       VALUE          EXERCISABLE/                  EXERCISABLE/
      NAME              EXERCISE(#)    REALIZED($)     UNEXERCISABLE                 UNEXERCISABLE
      ----              -----------    -----------     -------------                 -------------
 F. Hassan.....              0              0          433,335/766,665          $ 5,021,009/$3,321,991
 G. A. Ando....              0              0          33,334/316,666           $   180,337/$ 1,172,163
 T. G. Rothwell         40,001       $850,641          33,334/245,529           $   180,337/$ 1,001,203
 C. J. Coughlin              0              0          56,667/213,333           $   320,735/$ 641,464
 C. Smith Cox..              0              0         125,002/199,998           $ 1,229,266/$ 817,484

                               RETIREMENT BENEFITS

    The Company's executive officers participate in the Global Officer Pension Plan, which supplements the officer's other sources of retirement income to provide the officer with the actuarial value of an annual life annuity of 65% of the officer's final three-year average annual salary and cash bonus compensation prior to retirement from the Company, provided the officer retires at age 65 with at least ten years of service under the Plan. Appropriate adjustments will be made if the officer has less than ten years of service under the Plan or retires before age 65. The Global Officer Pension Plan provides that in no event will the retirement benefit be less than what the officer would have received had he remained in his home country pension plan for the duration of his employment with the Company.

    Because the Global Officer Pension Plan does not determine benefits solely by final average compensation and years of service but uses variable accrual rates to provide the 65% of final average compensation benefit at age 65 after ten years of service, the benefits under the Plan cannot be illustrated by a graduated table. However, the following table illustrates the estimated annual benefits that would be payable under the Company's Global Officer Pension Plan (before deductions for social security or other governmental retirement income and before deduction of any other sources of retirement income from the Company, its predecessors and any prior employers) at year-end and at age 65:

                      GLOBAL OFFICER PENSION PLAN TABLE (1)

                         AGE AT           ANNUAL BENEFIT AT       ANNUAL BENEFIT
                   DECEMBER 31, 1999   DECEMBER 31, 1999(2)($)   AT AGE 65 (3)($)
                   -----------------   -----------------------   ----------------
 F. Hassan.....             54                 239,000            1,560,000
 G. A. Ando....             50                 221,000              769,000
 T. G. Rothwell             48                  74,000              860,000
 C. J. Coughlin             47                  55,000              725,000
 C. Smith Cox..             42                  41,000              543,000

----------

(1) For purposes of this table, the individual's final average compensation under the Plan for both December 31, 1999 and at age 65 is deemed to be the individual's annualized base salary and targeted incentive compensation at year-end, which was $2,400,000 for F. Hassan, $1,182,741 for G.A. Ando, $1,323,000 for T.G. Rothwell, $1,115,625 for C.J. Coughlin, and $835,227
     for C. Smith Cox.

(2) Amount payable if individual had terminated employment on such date and commenced benefits upon reaching age 55.

(3) Amount payable if individual were to continue employment at current compensation until age 65 and commence benefits upon reaching age 65.

                      EMPLOYMENT AGREEMENTS AND TERMINATION
                       AND CHANGE-IN-CONTROL ARRANGEMENTS

    All of the executive officers named in the Summary Compensation Table (except Mr. Hassan) have employment agreements with the Company providing for the payment of severance pay equal to twice the officer's annualized cash compensation (whether or not deferred) and continuation of employee benefits for up to two years in the event such officer's employment is terminated by the Company other than for "cause" or by the employee with "good reason" as such terms are defined in the agreements. Mr. Hassan's employment agreement provides for the payment of severance pay equal to three times annualized cash compensation under the circumstances described above, and also provides for immediate vesting of all stock options in the case of involuntary termination and for payment of a pension equal to the greater of (i) the amount he would have received if he had remained employed with his prior employer until he retires and if his compensation had been the same as that received from the Company; or (ii) the amount determined under the Company's Global Officer Pension Plan, offset in either case by any pension benefits actually received from his prior employer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SHARES OF COMMON STOCK BENEFICIALLY OWNED BY HOLDERS OF FIVE PERCENT OR MORE

    Under regulations of the United States Securities and Exchange Commission, persons who have power to vote or dispose of shares of the Company, either alone or jointly with others, are deemed to be beneficial owners of such shares.

    Set forth in the following table is the beneficial ownership of the holders of 5% or more of the Company's Common Stock as of December 31, 1999, based on
Schedule 13G filings reported to the Securities and Exchange Commission:

                  SHARES OF COMMON STOCK BENEFICIALLY OWNED(1)

          NAME AND ADDRESS                 AMOUNT OF
         OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP     % OF CLASS
         -------------------         --------------------     ----------
  Wellington Management Company...        40,589,092             7.8%
    75 State Street
    Boston, Massachusetts 02109 USA

----------

(1) As of December 31, 1998, 35,766,282 shares of the Company's Common Stock, representing 7% of the class, were held by the Ministry of Industry and Commerce of the Kingdom of Sweden through Forvaltningsaktiebolaget Stattum, Fredsgatan 8, S-103 33, Stockholm, Sweden. These shares were sold to the public in January 1999.

SHARES OF COMMON STOCK BENEFICIALLY OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

         Set forth in the following table are the beneficial ownership of the Company's Common Stock (either as Common Stock or in the form of Swedish Depositary Shares) as of the close of business on February 17, 2000 of individual directors and the Company's officers set forth in the Summary Compensation Table included in this proxy statement, and all such directors and officers as a group.

                                                         SHARES OF COMMON STOCK BENEFICIALLY OWNED
                                              ----------------------------------------------------------------
                                                                          SHARED
                                                 TOTAL     SOLE VOTING    VOTING        OPTIONS
                                               AMOUNT OF     AND/OR       AND/OR       EXERCISABLE
                                              BENEFICIAL   DISPOSITIVE   DISPOSITIVE     WITHIN 60        % OF
                                               OWNERSHIP      POWER        POWER          DAYS           CLASS
                                               ---------      -----        -----          ----           -----
Goran A. Ando(1).........................        370,824       20,824                   350,000             *
Frank C. Carlucci(2).....................         27,992       24,992                     3,000             *
Christopher J. Coughlin(1)...............        320,251       25,251                   295,000             *
Gustaf Douglas...........................        204,917        1,917      200,000        3,000             *
M. Kathryn Eickhoff(2)...................          9,631        6,631                     3,000             *
Soren Gyll...............................         10,827        7,827                     3,000             *
Fred Hassan(1)...........................      1,753,457      553,457                 1,200,000             *
Berthold Lindqvist.......................          4,917        1,917                     3,000             *
Olof Lund................................          5,292        2,292                     3,000             *
C. Steven McMillan.......................          5,000        5,000                        --             *
William U. Parfet(1)(2)(3)(4)............      1,321,625      569,089      749,536        3,000             *
Ulla Reinius.............................          4,917        1,917                     3,000             *
Timothy G. Rothwell(1)...................        296,377       15,725                   280,652             *
Bengt Samuelsson.........................          5,667        2,667                     3,000             *
Carrie Smith Cox(1)......................        326,493        1,493                   325,000             *
Morton Topfer............................          4,680        4,680                        --            --
Directors and all Executive Officers
  as a Group (19 persons)(1)(2)(3)(4)(5).      5,240,865    1,255,530      949,536    3,035,799             *

----------

    *  Approximately 1%

(1) Includes the following number of shares or share equivalents credited under the Company's Employee Savings Plan with respect to which the individual has sole voting power: G.A. Ando, 607; C.J. Coughlin, 251; F. Hassan, 326; W.U. Parfet, 6,832; T.G. Rothwell, 498; C. Smith Cox, 178; and directors and all executive officers as a group, 9,388.

(2) Includes the following number of shares representing deferred directors' fees payable in stock which are held in trust with respect to which the individual has shared voting power: F.C. Carlucci, 24,015; M.K. Eickhoff, 2,789; and W.U. Parfet, 419.

(3) Excludes the following share units which were awarded under the Company's prior Incentive Compensation Plans but payment of which is deferred: W.U. Parfet, 322; and directors and all executive officers as a group, 322.

(4) Includes shares held in trust over which voting and/or dispositive power is shared in his capacity as trustee under various trusts.

(5) Excludes 100 shares held by the spouses of directors and all executive officers as a group.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors to file reports of ownership and changes in ownership of the Company's stock with the Securities and Exchange Commission and the New York Stock Exchange. The Company believes that all required reports were timely filed by its officers and directors during 1999 except that Hakan Astrom, an officer, filed one late report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information is set forth under the caption "Directors and Executive Officers of the Registrant".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                   Documents filed as a part of this report. See Item 8 "Financial Statements and Supplementary Data"

         (a)1.    FINANCIAL STATEMENTS

                  Report of Independent Accountants - PricewaterhouseCoopers LLP

                  Consolidated Statements of Earnings, Years ended December 31, 1999, 1998 and 1997.

                  Consolidated Balance Sheets, December 31, 1999 and 1998.

                  Consolidated Statements of Shareholders' Equity, Years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Cash Flows, Years ended December 31, 1999, 1998 and 1997.

                  Note 7. Earnings Per Common Share, Years ended December 31, 1999, 1998 and 1997.

                  Note 21. Segment and Geographic Information, Years ended December 31, 1999, 1998 and 1997.

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

         (a)3.    EXHIBITS

                  (2) AGREEMENT AND PLAN OF MERGER DATED AS OF DECEMBER 19, 1999 AMONG MONSANTO COMPANY, MP SUB, INCORPORATED AND PHARMACIA & UPJOHN, INC., AS AMENDED AS OF FEBRUARY 18, 2000 (INCORPORATED BY REFERENCE TO

                             THE REGISTRANT'S JOINT PROXY STATEMENT/PROSPECTUS DATED FEBRUARY 22, 2000.

                  (3)(i) Restated Certificate of Incorporation of the Registrant (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-03109), and incorporated herein by reference).

                  (3)(ii) By-laws of the Registrant (incorporated by referenced to Exhibit (3)(ii) to the registrant's Form 10-K for the year ending December 31, 1998).

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

                  (10)(b) Form of Employment Agreement with original executive officers of Registrant, including G.A. Ando, H. Astrom, and M. Pettersson, dated January 4, 1996 (incorporated by reference to Exhibit
                             (10)(c) to the Registrant's Form 10-K for the year ending December 31, 1995).

                  (10)(c) Employment Agreement with Fred Hassan dated November 15, 1999.

                  (10)(d) Employment Agreement with Richard T. Collier (incorporated by reference to Exhibit (10)(h) to the Registrant's Form 10-K for the year ending December 31, 1997).

                  (10)(e) Employment Agreement with Timothy G. Rothwell (incorporated by reference to Exhibit (10)(i) to the Registrant's Form 10-K for the year ending December 31, 1997).

                  (10)(f) Employment Agreement with Christopher J. Coughlin dated February 10, 1998 (incorporated by referenced to Exhibit (10)(f) to the Registrant's Form 10-K for the year ending December 31, 1998).

                  (10)(g) Employment Agreement with Carrie Smith Cox dated August 26, 1997 (incorporated by referenced to Exhibit (10)(g) to the Registrant's Form 10-K for the year ending December 31, 1998).

                  (10)(h) Employment Agreement with Paul L. Matson dated February 17, 1998 (incorporated by referenced to Exhibit (10)(h) to the Registrant's Form 10-K for the year ending December 31, 1998).

                  (10)(i) Employment Agreement with Steven MacMillan dated November 18, 1999.,

                  (10)(j) Long-Term Incentive Plan (incorporated by reference to Exhibit (10)(h) to the Registrant's Form 10-K for the year ending December 31, 1995).

                  (10)(k) Annual Incentive Plan (incorporated by reference to Exhibit (10)(i) to the Registrant's Form 10-K for the year ending December 31, 1995).

                  (12)       Computation of Ratio of Earnings to Fixed Charges.

                  (21)       Subsidiaries of the Registrant.

                  (23)       Consent of Independent Accountants.

                  (27)       Financial Data Schedule.

         (b)      REPORTS ON FORM 8-K

                  Report on Form 8-K dated December 29, 1999 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

                  Report on Form 8-K dated December 22, 1999 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

                  Report on Form 8-K dated December 20, 1999 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

                                   SIGNATURES

                  Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PHARMACIA & UPJOHN, INC.



                                            By: /s/ Fred Hassan
                                               ---------------------------------
                                               Fred Hassan
                                               President and Chief Executive
                                               Officer and Director

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               Signature                                Title                                      Date
               ---------                                -----                                      ----
    /s/ /Soren Gyll                          Chairman of the Board and Director               March 17, 2000
----------------------------------
         Soren Gyll

    /s/ Fred Hassan                          President and Chief Executive Officer and        March 17, 2000
----------------------------------           Director
        Fred Hassan

    /s/ Christopher J. Coughlin              Executive Vice President (Chief Financial        March 17, 2000
----------------------------------           Officer)
        Christopher J. Coughlin

    /s/ Robert G. Thompson                   Senior Vice President (Chief Accounting          March 17, 2000
----------------------------------           Officer)
        Robert G. Thompson

    /s/ Frank C. Carlucci                    Director                                         March 17, 2000
----------------------------------
        Frank C. Carlucci

    /s/ Gustaf Douglas                       Director                                         March 17, 2000
----------------------------------
        Gustaf Douglas

    /s/ M. Kathryn Eickhoff                  Director                                         March 17, 2000
----------------------------------
        M. Kathryn Eickhoff

    /s/ Berthold Lindqvist                   Director                                         March 17, 2000
----------------------------------
        Berthold Lindqvist

    /s/ Olof Lund                            Director                                         March 17, 2000
----------------------------------
        Olof Lund

    /s/ C. Steven McMillan                   Director                                         March 17, 2000
----------------------------------
        C. Steven McMillan

    /s/ William U. Parfet                    Director                                         March 17, 2000
----------------------------------
        William U. Parfet

                                             Director                                         March __, 2000
----------------------------------
        Ulla Reinius

                                             Director                                         March __, 2000
----------------------------------
        Bengt Samuelsson

                                             Director                                         March __, 2000
----------------------------------
        Morton Topfer